Form 10-K
period 1996-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1996-07-01
CIK 869615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
            ---------------------------------------------------------
            (Exact names of registrant as specified in their charter)

          Delaware                                    13-3589920
 -------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                               10022
- --------------------------------------                               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

   Title of Class
   --------------
   Beneficial Assignment Certificates (including underlying Limited Partnership Interests)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1. Business.

General

     Independence Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The General Partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation.

     On July 1, 1991 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated July 1, 1991, as supplemented by Master Supplement 1a thereto dated April 28, 1992 and Master Supplement No. 2a thereto dated November 3, 1992, (as so supplemented, the "Prospectus").

     As of March 31, 1996, the Partnership has received $76,786,000 of Gross Proceeds of the Offering from 5,351 investors and no further issuance of BACs is anticipated. (Item 8, "Financial Statements and Supplementary Data", Note 8).

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the partnership interests in the Local Partnership. As of March 31, 1996, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 1996, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Partnerships of which approximately $1,700,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

     The Partnership has been formed to invest in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits. The investment objectives of the Partnership are described below:

     1. Entitle qualified BACs holders to Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

     2. Preserve and protect the Partnership's capital.

     3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

     4. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition

     The real estate business is highly competitive and substantially all of the properties to be acquired by the Partnership are expected to be subject to active competition from similar properties in their respective vicinities. The Partnership will compete in the acquisition of property with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnerships as of March 31, 1996. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties may be found in Item 14, Schedule III.


                           Local Partnership Schedule

                                                                         % of Units Occupied at May 1
                                                                ----------------------------------------------
Name and Location (Number of Units)       Date Acquired         1996        1995      1994       1993     1992
- -----------------------------------       -------------         ----        ----      ----       ----     ----
Harbor Court Limited Partnership          December 1991          100%        88%        88%       100%     100%
   Staten Island, NY (40)

Old Public Limited Partnership            December 1991           77%        93%        87%       100%     100%
   Lawrenceberg, TN (30)

Lancaster Terrace Limited Partnership     February 1992           99%        99%        96%       100%       0%*
   Salem, OR (104)

655 North Street Limited Partnership      March 1992              83%        89%         2%        95%      76%
   Baton Rouge, LA (195)

Landreth Venture                          March 1992              96%        95%       100%        90%       0%*
   Philadelphia, PA (47)

                           Local Partnership Schedule

                                                                         % of Units Occupied at May 1
                                                                ----------------------------------------------
Name and Location (Number of Units)       Date Acquired         1996        1995      1994       1993     1992
- -----------------------------------       -------------         ----        ----      ----       ----     ----
Homestead Apartments Associates Ltd.      March 1992              93%        95%        96%       50%*      0%*
   Homestead, FL (123)

Bethel Villa Associates, L.P.             April 1992             100%       100%        99%       83%(1)
   Wilmington, DE (150)

West Diamond Street Associates            May 1992                96%        96%        93%       60%(1)
   Philadelphia, PA (28)

Susquehanna Partners                      May 1992               100%        96%       100%       50%(1)
   Philadelphia, PA (47)

Boston Bay Limited Partnership            August 1992            100%        99%        99%      100%
   Boston, MA (130)

Morrant Bay Limited Partnership           August 1992             97%       100%       100%      100%
   Boston, MA (130)

Hope Bay Limited Partnership              August 1992             98%       100%       100%      100%
   Boston, MA (45)

Lares Apartments Limited Partnership      August 1992            100%       100%       100%        0%*
   Lares, PR (102)

Lajas Apartments Limited Partnership      August 1992            100%       100%       100%      100%
   Lajas, PR (99)

Arlington-Rodeo                           August 1992            100%        93%       100%        0%*
   Los Angeles, CA (29)

Conifer Bateman Associates                August 1992            100%       100%        96%      100%
   Lowville, NY (24)

Hampden Hall Associates, L.P.             September 1992          99%        89%        96%        0%*
   St. Louis, MO (75)

Chester Renaissance Associates            September 1992         100%        96%       100%       25%(1)
   Chester, PA (20)

Homestead Apts. II LTD.                   October 1992            92%        95%        98%        0%*
   Homestead, FL (112)

P.S. 157 Associates, L.P.                 November 1992           96%        98%       100%      100%
   New York, NY (73)

Cloisters Limited Partnership II          November 1992           94%        97%        98%        0%*
   Philadelphia, PA (65)

Creative Choice Homes II, LTD.            December 1992           99%       100%        99%        0%*
   Opa-Locka, FL (390)

Milford Crossing Associates L.P.          December 1992           96%        96%       100%        0%*
   Milford, DE (73)

                           Local Partnership Schedule

                                                                         % of Units Occupied at May 1
                                                                ----------------------------------------------
Name and Location (Number of Units)       Date Acquired         1996        1995      1994       1993     1992
- -----------------------------------       -------------         ----        ----      ----       ----     ----
BX-7F Associates, L.P.                    January 1993            98%        98%        99%       60%*(1)
   Bronx, NY (85)

Los Angeles Limited Partnership           May 1993                98%        99%         0%*
   Rio Piedras, PR (124)

Christine Apartments, L.P.                June 1993              100%       100%       100%
   Buffalo, NY (32)

Plainsboro Housing Partners, L.P.         July 1993               98%        99%       13%(1)
   Plainsboro, NJ (126)

Rolling Green Associates, L.P.            October 1993            97%        90%        91%
   Syracuse, NY (395)

*Properties still in construction phase.

(1)  Properties are in rent-up phase

     Some of the Local Partnerships in which the Partnership has invested own existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low- and moderate-income housing. FmHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

     i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

     ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for
Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment.

     iii) Section 236 Program. As well as providing mortgage insurance, the
Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

     All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

     Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

     In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1996, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

     Neither the BACs nor the Limited Partnership Interest are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

     As of March 31, 1996, the Partnership has approximately 5,228 registered holders of an aggregate of 76,786 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

     There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


                                                                                                  For the Period
                                                                                                  May 31, 1991
                                                                                                  (Inception)
                                                      Year Ended March 31,                        For the
                               ----------------------------------------------------------------   Through
OPERATIONS                          1996              1995            1994             1993       March 31, 1992
                                    ----              ----            ----             ----       --------------
Revenues                       $  19,169,610    $  18,061,137    $  14,024,220    $   3,816,728    $     204,143

Operating expenses                24,084,097       21,848,948       16,549,054        4,817,238          219,607
                               -------------    -------------    -------------    -------------    -------------

Loss before minority
   interest                       (4,914,487)      (3,787,811)      (2,524,834)      (1,000,510)         (15,464)

Minority interest in loss of
   subsidiary partnerships            32,193           32,583           24,646            1,018                2
                               -------------    -------------    -------------    -------------    -------------

Net loss                       $  (4,882,294)   $  (3,755,228)   $  (2,500,188)   $    (999,492)   $     (15,462)
                               =============    =============    =============    =============    =============
Net loss per weighted
   average BAC                 $      (62.95)   $      (48.42)   $      (32.23)   $      (17.36)   $       (1.36)
                               =============    =============    =============    =============    =============






                                                                    March 31,
                               ---------------------------------------------------------------------------------
FINANCIAL POSITION                  1996              1995            1994              1993             1992
- ------------------                  ----              ----            ----              ----             ----
Total assets                   $ 183,788,219    $ 189,946,896    $ 202,231,410    $ 145,354,121    $  32,820,793
                               =============    =============    =============    =============    =============
Total liabilities              $ 120,702,900    $ 121,484,923    $ 131,248,328    $  71,077,055    $   7,527,933
                               =============    =============    =============    =============    =============
Minority interest              $   6,850,591    $   7,344,951    $   6,110,832    $   6,904,628    $           2
                               =============    =============    =============    =============    =============
Total partners' capital        $  56,234,728    $  61,117,022    $  64,872,250    $  67,372,438    $  25,292,858
                               =============    =============    =============    =============    =============


     During the year ended March 31, 1996, total assets decreased primarily due to depreciation of approximately $6,000,000. During the year ended March 31, 1995, total assets decreased primarily due to depreciation of approximately $5,000,000 and the payment of development fees and other amounts due to local general partners and affiliates totaling approximately $8,000,000. For the year ended March 31, 1995, total liabilities decreased as a result of the latter explanation. During the years ended March 31, 1994 and 1993, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $66,000,000 and $41,000,000 and construction in progress increased approximately $16,000,000 and $28,000,000, respectively. Mortgage notes increased approximately $39,000,000 and $26,000,000 and construction notes increased approximately $20,000,000 and $26,000,000, respectively. For the year ended March 31, 1993, there was also an increase in assets due to capital contributions which were not fully expended. For the year ended March 31, 1993, minority interest increased approximately $7,000,000 due to capital contributions from local general partners.

Cash Distributions

     The Partnership has made no distributions to the BACs holders as of March 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds include (i) working capital reserves and interest earned thereon, and (ii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

     The Partnership received $76,786,000 in Gross Proceeds from the sale of BACs pursuant to a public offering, resulting in net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commissions, acquisition fees and expenses, and offering expenses, of $61,400,000.

     As of March 31, 1996, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,500,000) of net proceeds in twenty-eight Local Partnerships of which approximately $1,310,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the year ended March 31, 1996, $346,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

     Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $2,433,000 during the year ended March 31, 1996. This decrease was primarily due to acquisitions of property and equipment ($902,000), principal repayments of mortgage notes ($1,792,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($294,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($462,000) which exceeded cash provided by operating activities ($1,095,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $6,184,000.

     An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnerships's funds available for investment. The working capital reserve at March 31, 1996 and 1995 was approximately $365,000 and $506,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

     Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $58,590, $2,930 and $53,980 were received during the years ended March 31, 1996, 1995, and 1994, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $8,366,000, of which $200,000, $0, and $0 had expired as of March 31, 1996, 1995, and 1994, respectively. As of March 31, 1996, 1995, and 1994, approximately $824,000, $799,000, and $799,000, respectively, had been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships. All operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, by which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The gross amount of these guarantees is approximately $470,000, none of which have expired as of March 31, 1996. As of March 31, 1996, there have not been any fundings under these Guaranty Agreements. All rental guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     Both the Operating Deficit Guaranty Agreements and the Rent-Up Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment.

     As discussed more fully in Results of Operations of Certain Local Partnerships, an investigation is being conducted into the propriety and accuracy of Section 8 Housing Assisted Payments ("HAP") rent subsidies claimed by Rolling Green Associates, L.P. ("Rolling Green.") under its HAP Contract. Since the maximum loss the Partnership would be liable for is its net investment the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1996, 1995, and 1994 (the 1995, 1994, and 1993
Fiscal Years, respectively.)

     The net loss for the 1995, 1994, and 1993 Fiscal Years totaled $4,882,294, $3,755,228, and $2,500,188, respectively.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,969,116, $9,809,218, and $5,503,469 Housing Tax Credits and $0, $0, and $3,756,773 Historic Tax Credits during the 1995, 1994 and 1993 tax years, respectively.

1995 vs. 1994

     The Partnership's results of operations for the 1995 and 1994 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

     Rental income increased approximately 8% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to income earned from one additional Local Partnership in the 1995 Fiscal Year which was under construction during the 1994 Fiscal Year and an increase in another Local Partnership which was not rented up until the last quarter of the 1994 Fiscal Year.

     Other income decreased approximately $259,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year. Part of this decrease was due to two Local Partnerships each having received proceeds from insurance claims (relating to fire) during the 1994 Fiscal Year. The decrease was also the result of payments by the Partnership, as well as from cash held in escrow, to the Local Partnerships (which were subsequently used to fund payments to the Local General Partners) which resulted in lower interest income during the 1995 Fiscal Year.

     Total expenses not including repairs and maintenance, operating and other, and financial expenses increased approximately 5% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

     Repairs and maintenance increased approximately $349,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to four Local Partnerships addressing the physical needs of their properties. Two Local Partnerships repainted the exterior and replaced doors, repaired roofing and had interior painting done for individual units as needed. Another Local Partnership installed new security and fire doors on all units and replaced windows as needed. The fourth Local Partnership was under construction in the 1994 Fiscal Year and therefore incurred more repairs and maintenance expenses in the 1995 Fiscal Year.

     Operating expenses increased approximately $196,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to an increase in utilities at four Local Partnerships, one of which was the result of credits received in the 1994 Fiscal Year for overcharges in the prior year.

     Financial expenses increased approximately $1,054,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to increases at two Local Partnerships which were under construction during part of the 1994 Fiscal Year as well as an underaccrual of interest at another Local Partnership at December 31, 1994.

1994 vs 1993

     The Partnership's results of operations for the 1994 and 1993 Fiscal Years consisted primarily of (1) $57,000 and $303,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and
(2) the results of the Partnership's investment in twenty-eight and twenty-seven of twenty-eight Local Partnerships, respectively.

     During the 1994 Fiscal Year, rental income and all categories of expenses increased and the results of operations are not comparable due to the continued rent up of properties. During the 1994 and 1993 Fiscal Years, one and nineteen of the Partnership's twenty-eight and twenty-eight properties, respectively, completed construction and were in various stages of rent up. In addition, eight and three of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up during the current fiscal year. Zero and one of the properties were still under construction as of March 31, 1995 and 1994, respectively.

     As of December 31, 1994, one of the twenty-eight properties had a construction loan with a commitment for permanent financing. As of May 1, 1995, construction has been completed on all of the Partnership's twenty-eight properties. Occupancy rates as of May 1, 1995 varied from 88% to 100%.

Results of Operations of Certain Local Partnerships

     Rolling Green Associates, L.P. ("Rolling Green")

     In October 1993, certain Federal Grand Jury subpoenas were served upon employees of Rolling Green and upon Rolling Green's management agent as custodian of records. The subpoenas are part of a United States Attorney and Federal Grand Jury investigation into the propriety and accuracy of Section 8 Housing Assistance Payments ("HAP") rent subsidies claimed by Rolling Green under its HAP Contract. The investigation dates back to mid 1993. Upon receiving its subpoena, the management agent promptly turned over the requested records. The management agent conducted its own investigation which has resulted in the discovery of tenancies which were incorrectly reported on earlier HAP subsidy vouchers. On its December 1993 and January 1994 HAP subsidy vouchers, Rolling Green returned to New York State Housing Finance Agency (the HAP contract administrator) adjustments in the approximate net amount of $91,000 to correct the previously incorrectly reported tenancies. Rolling Green believes the adjustments as filed are accurate and complete. However, because the matter is ongoing, no estimate can be made of any further adjustments deemed appropriate by the United States Attorney or New York State Housing Finance Agency. The United States Attorney for the Northern District of New York has advised of his intent to pursue a civil action seeking undetermined penalties and damages.

     The Partnership's investment in this subsidiary partnership was approximately $2,883,000 and $3,052,000 at March 31, 1996 and 1995,
respectively. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for this subsidiary partnership amounted to approximately $169,000, $329,000 and $90,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

Other

     The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

     There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities and labor.


Item 8. Financial Statements and Supplementary Data.

                                                                  Sequential
                                                                     Page
                                                                     ----
(a) 1.  Consolidated Financial Statements

        Independent Auditors' Report                                  14

        Balance Sheets at March 31, 1996 and 1995                     92

        Statements  of  Operations  for the Years Ended
        March 31, 1996, 1995 and 1994                                 93

        Statements of Changes in Partners'  Capital for
        the Years Ended March 31, 1996, 1995 and 1994                 94

        Statements  of Cash  Flows for the Years  Ended
        March 31, 1996, 1995 and 1994                                 95

        Notes to Financial Statements                                 97

    [Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1996 and 1995 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (1995, 1994 and 1993 Fiscal Years) subsidiary partnerships whose losses aggregated $4,001,728, $2,665,705 and $1,512,306 for the 1995, 1994 and 1993 Fiscal Years, respectively, and whose assets constituted 99% and 98% of the Partnership's assets at March 31, 1996 and 1995, respectively, presented in the accompanying consolidated financial statements. The financial statements for twenty-eight (1995, 1994 and 1993 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr, & Weinberg, LLP

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR, & WEINBERG, LLP

New York, New York
June 27, 1996

                       [KPMG PEAT MARWICK LLP-LETTERHEAD]


                          Independent Auditors' Report

The Partners
Harbor Court Limited Partnership:

We have audited the accompanying balance sheets of Harbor Court Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP

January 31, 1996

                       [KPMG PEAT MARWICK LLP-LETTERHEAD]


                          Independent Auditors' Report


The Partners
Harbor Court Limited Partnership:

We have audited the accompanying balance sheets of Harbor Court Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based an our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ KPMG PEAT MARWICK LLP

February 3, 1995

                       [Letterhead of Crews and Company]


                                  May 30, 1996


To the Partners
Old Public Limited Partnership
512 Hood Lakes Road
Lawrenceberg, Tennessee 38464

We have audited the accompanying balance sheet of Old Public Limited Partnership, (a partnership) as of December 31, 1995, and the related statements of operations, partners capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Public Limited Partnership, as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            Crews and Company

                         [CREWS AND COMPANY-LETTERHEAD]


                                  March 6, 1995


To the Partners
Old Public Limited Partnership
512 Hood Lakes Road
Lawrenceburg, Tennessee 38464

We have audited the accompanying balance sheet of Old Public Limited Partnership, (a partnership) as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Public Limited Partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/ CREWS AND COMPANY

                     [ROBBINS, CREWS AND COMPANY-LETTERHEAD]


                          Independent Auditor's Report


To the Partners
Old Public Limited Partnership
512 Hood Lakes Road
Lawrenceburg, Tennessee 18464

We have audited the accompanying balance sheet of Old Public Limited Partnership, (a partnership) as of December 31, 1993, and the related statements of operations, partners capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Public Limited Partnership, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ROBBINS, CREWS AND COMPANY
    Certified Public Accountants, P.C.

Robbins, Crews and Company
Certified Public Accountants, P.C.

February 24, 1994

                  [MACK, ROBERTS & COMPANY, L.L.C.-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheet of Lancaster Terrace Limited Partnership as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Terrace Limited Partnership as of December 31, 1994, were audited by other auditors whose report dated February 20, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ MACK, ROBERTS & CO.

MACK, ROBERTS & CO., L.L.C.

February 22, 1996

                     [MERINA MCCOY GERRITZ, P.C.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
of Lancaster Terrace Limited Partnership

We have audited the accompanying balance sheets of Lancaster Terrace Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ MERINA MCCOY GERRITZ

Merina McCoy Gerritz, CPA's, P.C.
February 20, 1995

                [PAILET, MEUNIER AND LEBLANC, L.L.P.-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-12001 of the 655 North Street Limited Partnership, as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 14, 1996, on our consideration of 655 North Street Limited Partnership's internal control structure and a report dated February 14, 1996, on its compliance with specific requirements applicable to major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 20 to 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /s/ PAILET, MEUNIER AND LEBLANC, L.L.P.

Metairie, Louisiana
February 14, 1996

                 [PAILET, MEUNIER AND LEBLANC, L.L.P-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-12001 of the 655 North Street Limited Partnership, as of December 31, 1994, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental data has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /s/ PAILET, MEUNIER AND LEBLANC

Metairie, Louisiana
January 27, 1995

                 [PAILET, MEUNIER AND LEBLANC, L.L.P-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheet of HUD Project No. 064-12001 of the 655 North Street Limited Partnership, as of December 31, 1993, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental data is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental data has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /s/ PAILET, MEUNIER AND LEBLANC

Metairie, Louisiana
February 8, 1994

                      [J.H. WILLIAMS & CO., LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Landreth Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Landreth Venture (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J.H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 9, 1996

                        [J.H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Landreth Venture (a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheets of Landreth Venture (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J.H. WILLIAMS & CO.

Kingston, Pennsylvania
February 9, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

     We have audited the accompanying balance sheets of Homestead Apartments Associates, Ltd., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN
                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 19, 1996

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates, Ltd., as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1994 and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN
                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 19, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          Independent Auditors' Report


To the Partners
Homestead Apartments Associates, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates, Ltd., as of December 31, 1993, and the related statement of earnings, partners' capital and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1993 and the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN
                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 26, 1994

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Bethel Villa Associates, L.P.

     We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 1995 and 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financia1 statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1996 on our consideration of Bethel Villa Associates, L.P.'s internal control structure and on its compliance with specific requirements applicable to major DSHA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                      Federal Employer
January 27, 1996                          Identification Number:
                                          52-1088612

Audit Principal: Lester A. Kanis

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Bethel Villa Associates, L.P.

     We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 1994 and 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                      Federal Employer
January 31, 1995                          Identification Number:
                                          52-1088612

Audit Principal: Lester A. Kanis

                   [SHORE, AVRACH & COMPANY, P.C.-LETTERHEAD]


                 Independent Auditor's Report on Basic Financial
                        Statements and Supplemental Data


To the Partners
West Diamond Street Associates
Marlton, New Jersey

     We have audited the accompanying balance sheets of West Diamond Street Associates T/A Sedgley Park Apartments (A Pennsylvania Limited Partnership), as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. The supplemental data included in this report (reflected on pages 18 through 24) has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued the following reports dated January 29, 1996 concerning West Diamond Street Associates T/A Sedgley Park Apartments (1) on the internal control structure and
(2) on compliance with applicable laws and regulations.


                                             /s/ SHORE, AVRACH & COMPANY, P.C.
                                             Certified Public Accountants

January 29, 1996

                  [SHORE, AVRACH & COMPANY, P.C.-LETTERHEAD]


                      Independent Auditor's Report on Basic
                   Financial Statements and Supplemental Data

To the Partners
West Diamond Street Associates
Philadelphia, Pennsylvania


     We have audited the accompanying balance sheet of West Diamond Street Associates T/A Sedgley Park Apartments (A Pennsylvania Limited Partnership), as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. The supplemental data included in this report (reflected on pages 19 through 25) has been subjected to the same auditing procedures applied in the audits of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ SHORE, AVRACH & COMPANY, P.C.
                                             Certified Public Accountants

February 10, 1995

                     [J. H. WILLIAMS & CO., LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1995 and 1994, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 12, 1996

                        [J. H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the partners of
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1994 and 1993, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J. H. WILLIAMS & CO.

Kingston, Pennsylvania
February 13, 1995

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of Boston Bay Limited Partnership's internal control structure, a report dated January 26, 1996 on its compliance with laws and regulations, and reports dated January 26, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 26) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

January 26, 1996

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R as of December 31, 1994, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 26) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


/s/ ROBERT ERCOLINI & COMPANY

February 5, 1995

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 27) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


/s/ ROBERT ERCOLINI & COMPANY

February 15, 1994

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1996 on our consideration of Morrant Bay Limited Partnership's internal control structure, a report dated January 29, 1996 on its compliance with laws and regulations, and reports dated January 29, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 27) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

January 29, 1996
  (February 26, 1996
    as to Note 14)

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Morrant Bay Limited partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 26) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

February 5, 1995

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 27) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

February 15, 1994

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R as of December 31, 1995, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1996 on our consideration of Hope Bay Limited Partnership's internal control structure, a report dated January 27, 1996 on its compliance with laws and regulations, and reports dated January 27, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 27) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

January 27, 1996
  (February 26, 1996
     as to Note 13)

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 26) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

February 24, 1995

                     [ROBERT ERCOLINI & COMPANY-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 14 through 27) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ROBERT ERCOLINI & COMPANY

February 15, 1994

                      [ARMANDO A. SUAREZ o CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Lares Apartments Limited Partnership

     I have audited the accompanying balance sheets of Lares Apartments Limited Partnership (FmHA Project No.: 63-034-660467896) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I have conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, FmHA Project No.: 63-034-660467896, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 and 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ ARMANDO A. SUAREZ
                                            Armando A. Suarez, CPA

March 14, 1996
San Juan, Puerto Rico

The stamp #1328725 of the CPA's College of PR was affixed to the original of this report.

                      [ARMANDO A. SUAREZ o CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Lares Apartments Limited Partnership


     I have audited the accompanying balance sheets of Lares Apartments Limited Partnership (FmHA Project No.: 63-034-660467896) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I have conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, FmHA Project No.: 63-034-660467896, as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 and 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ ARMANDO A. SUAREZ
                                            Armando A. Suarez, CPA

January 11, 1995
San Juan, Puerto Rico

The stamp #1257841 of the CPA's College of PR was affixed to the original of this report.

                      [ARMANDO A. SUAREZ o CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Lajas Apartments Limited Partnership

     I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements (FmHA Project No.: 63-017-660422313) are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I have conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, FmHA Project No.: 63-017-660422313, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 and 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements and, in my opinion, is fairly seated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ ARMANDO A. SUAREZ
                                            Armando A. Suarez, CPA

March 14, 1996
San Juan, Puerto Rico

The stamp #1328728 of the CPA's College of PR was affixed to the original of this report.

                      [ARMANDO A. SUAREZ o CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Lajas Apartments Limited Partnership

     I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements (FmHA Project No.: 63-017-660422313) are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I have conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, FmHA Project No.: 63-017-660422313, as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 18 and 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ ARMANDO A. SUAREZ
                                            Armando A. Suarez, CPA

January 11, 1995
San Juan, Puerto Rico

The stamp #1257844 of the CPA's College of PR was affixed to the original of this report.

                             [REE & KIM-LETTERHEAD]


To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1995 and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REE & KIM

Los Angeles, California
February 26, 1996

                             [REE & KIM-LETTERHEAD]


To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1994 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REE & KIM

Los Angeles, California
February 24, 1995

                             [REE & KIM-LETTERHEAD]


To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1993 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ REE & KIM

Los Angeles, California
February 25, 1994

                 [CORTLAND L. BROVITZ & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITORS' RETPORT


To the Partners of
Conifer Bateman Associates
(A Limited Partnership):

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership), as of December 31, 1995 and 1994 and the related statements of changes in partners' capital, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Respectfully Submitted,

                                        /s/ CORTLAND L. BROVITZ & CO., P.C.

                                        CORTLAND L. BROVITZ & CO., P.C.
                                        Certified Public Accountants

Rochester, New York
January 21, 1996

                 [CORTLAND L. BROVITZ & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of Conifer
Bateman Associates

We have audited the accompanying balance sheets of Conifer Bateman Associates as of December 31, 1994 and 1993 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Respectfully Submitted,

                                        /s/ CORTLAND L. BROVITZ & CO., P.C.

                                        CORTLAND L. BROVITZ & CO., P.C.
                                        Certified Public Accountants

Rochester, New York
January 26, 1995

                        [MORTLAND & CO., P.C.-LETTERHEAD]


                          Independent Auditors' Report


To the Partners of
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1995 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ MORTLAND & CO., P.C.

February 26, 1996

                        [MORTLAND & CO., P.C.-LETTERHEAD]


                          Independent Auditors' Report


To the Partners
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1994 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ MORTLAND & CO., P.C.

February 28, 1995

                        [MORTLAND & CO., P.C.-LETTERHEAD]


                          Independent Auditors' Report


To the Partners
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1993, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in a11 material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ MORTLAND & CO., P.C.

March 1, 1994

                        [J. H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Chester Renaissance Associates (a Limited Partnership)
Chester, Pennsylvania

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates (a Limited Partnership) at December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 8, 1996

                        [J. H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Chester Renaissance Associates (a Limited Partnership)
Chester, Pennsylvania

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates (a Limited Partnership) at December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 8, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Homestead Apartments Associates II, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates II, Ltd., as of December 31, 1995 and 1994, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 19, 1996

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Homestead Apartments Associates II, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates II, Ltd., as of December 31, 1994, and the related statement of operations, partners' capital and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1994 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN
                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 25, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Homestead Apartments Associates II, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates II, Ltd., as of December 31, 1993, and the related statement of operations, partners' capital and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1993 and the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN
                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 27, 1994

        [VENGROVE, ZAPOLSKY, MCCOURT, KLEIN & PETITTO, LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1995 and 1994 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ VENGROVE, ZAPOLSKY, MCCOURT, KLEIN & PETITTO, LLP

February 8, 1996
Great Neck, NY

        [VENGROVE, ZAPOLSKY, MCCOURT, KLEIN & PETITTO, LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1994 and 1993 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ VENGROVE, ZAPOLSKY, MCCOURT, KLEIN & PETITTO, LLP

February 14, 1995
Great Neck, NY

                        [J. H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cloisters Limited Partnership II
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Cloisters Limited Partnership II as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1995 and 1994, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 12, 1996

                        [J. H. WILLIAMS & CO.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cloisters Limited Partnership II
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Cloisters Limited Partnership II as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1994 and 1993, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 11, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

     We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 22 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued reports dated February 13, 1996 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments' internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                      Federal Employer
February 13, 1996                         Identification Number:
                                          52-1088612

Audit Principal: Craig Birmingham

                        [MARK ESCOFFERY, P.A.-LETTERHEAD]


To the Partners
Creative Choice Homes II, Ltd.
Owners of The Gardens Apartments
Palm Beach Gardens, Florida

I have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (FHA Project No.066-11-009, 066-11-010 AND 066-11-011) as of December 31, 1994,
and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. as of December 31, 1994, and the results of its operations, and the changes in its partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data on pages 15 to 20, inclusive, is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                        /s/ MARK ESCOFFERY, P.A.

February 25, 1995
Federal I.D.# 65-0069490
Lead Auditor for the Firm - Mark A.H. Escoffery, C.P.A.

                        [MARK ESCOFFERY, P.A.-LETTERHEAD]


To the Partners
Creative Choice Homes II, Ltd. (The Gardens Apartments)
Palm Beach Gardens, Florida

I have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (the Gardens Apartments) (FHA Project No. 066-11-009, 066-11-010 AND 066-11-011)
as of December 31, 1993, and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the statement of profit and loss for the year then ended which statement reflects total revenue of $700,549 and total expenses of $621,293. This statement was audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included in this statement, is based solely on the report of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of the other auditors provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. as of December 31, 1993, and the results of its operations, and the changes in its partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data on pages __, which was audited by other auditors, inclusive, is presented for purposes of additional analysis and is not a required

To the Partners
Creative Choice Homes II, Ltd. (The Gardens Apartments)
Palm Beach Gardens, Florida


part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                        /s/ MARK ESCOFFERY, P.A.

February 24, 1993
Federal I.D.# 65-0069490
Lead Auditor for the Firm - Mark A.H. Escoffery, C.P.A.

                     [HALBERT, KATZ & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 1995 and December 31, 1994, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 1995 and December 31, 1994 and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996 on our consideration of Milford Crossing Associates, L.P.'s internal control structure.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 12 to 14) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ HALBERT, KATZ & CO., P.C.

January 30, 1996

                     [HALBERT, KATZ & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 1994 and December 31, 1993, and the related statements of income (loss), partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 1994 and December 31, 1993 and the results of its operations, changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 13) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ HALBERT, KATZ & CO., P.C.

January 31, 1995

            [BERNHARDT, KARLITZ, HAYDEN & DECRUZE, LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheet of BX-7F Associates, L.P. (the Partnership) as of December 31, 1995 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ BERNHARDT, KARLITZ, HAYDEN & DECRUZE, LLP

Bernhardt, Karlitz, Hayden & DeCruze, LLP
January 26, 1996

            [BERNHARDT, KARLITZ, HAYDEN & DECRUZE, LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
BX-7F ASSOCIATES, L.P.
New York New York

We have audited the accompanying balance sheet of BX-7F Associates, L.P. (the Partnership) as of December 31, 1994 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materia1 misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materia1 respects, the financial position of BX-7F Associates, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ BERNHARDT, KARLITZ, HAYDEN & DECRUZE

Bernhardt, Karlitz, Hayden & DeCruze
January 23, 1995

            [BERNHARDT, KARLITZ, HAYDEN & DECRUZE, LLP-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
BX-7F Associates, L.P.
New York, New York

We have audited the accompanying balance sheet of BX-7F Associates, L.P. (the Company) as of December 31, 1993 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                   /s/ BERNHARDT, KARLITZ, HAYDEN & DECRUZE

                                   Bernhardt, Karlitz, Hayden & DeCruze

February 8, 1994

                     [AMILCAR TORRES RIVERA, CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Los Angeles Limited Partnership

     I have audited the accompanying balance sheet of Los Angeles Limited Partnership as of December 31, 1995, and the related statement of loss, changes in Partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 1995, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ AMILCAR TORRES RIVERA, CPA

                                        Amilcar Torres Rivera, CPA

Stamp #1320018 of the
Puerto Rico Society of
CPAs has been affixed
to the original.

San Juan, Puerto Rico
January 29, 1996

                     [AMILCAR TORRES RIVERA, CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Los Angeles Limited Partnership
San Juan, Puerto Rico

     I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 1994 and the related statements of operations and changes in Partner's equity, and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership, at December 31, 1994 and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ AMILCAR TORRES RIVERA, CPA

                                        Amilcar Torres Rivera, CPA
                                        License No. 1876

Stamp #1261776 was
affixed to the original

San Juan, Puerto Rico
February 3, 1995

                     [AMILCAR TORRES RIVERA, CPA-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheet of Los Angeles Limited Partnership (a Massachusetts limited partnership) as of December 31, 1993 and the related statement of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                    /s/ AMILCAR TORRES RIVERA

Stamp No. 1147408 was                                        License No. 1876
affixed to the original.                             Expires December 1, 1995

San Juan, Puerto Rico
February 6, 1994

                   [TOSKI, SCHAEFER & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 1995 and 1994 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1996 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.


                                        /s/ TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
February 2, 1996

                   [TOSKI, SCHAEFER & CO., P.C.-LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1994 and 1993 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P., as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
February 3, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Plainsboro Housing Partners
  Limited Partnership

     We have audited the accompanying balance sheet of Plainsboro Housing Partners Limited Partnership as of December 31, 1995, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
February 19, 1996

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Plainsboro Housing Partners
  Limited Partnership

     We have audited the accompanying balance sheet of Plainsboro Housing Partners Limited Partnership as of December 31, 1994, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 20, 1995

                     [REZNICK FEDDER & SILVERMAN-LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Partners
Plainsboro Housing Partners, L.P.

     We have audited the accompanying balance sheet of Plainsboro Housing Partners, L.P. (a development stage partnership) as of December 31, 1993, and the related statement of partners' equity for the period from October 14, 1992 (inception) through December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners, L.P. as of December 31, 1993, and the changes in partners' equity for the period from October 14, 1992 (inception) through December 31, 1993, in conformity with generally accepted accounting principles.


                                        /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 31, 1994

                  [SHORE, AVRACH & COMPANY, P.C.-LETTERHEAD]


                      Independent Auditor's Report on Basic
                  Financial Statements and Supplemental Data


To the Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A New York Limited Partnership), as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     We were unable to confirm accounts receivable - government in the amounts of $339,795 and $287,202 as of December 31, 1995 and 1994, respectively, due to circumstances described in Note 9.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined necessary had we been able to confirm the accounts receivable - government, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in the report (shown on pages 16 through 22) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued the follow1ng reports dated January 18, 1996 concerning Rolling Green Associates, L.P. (1) on the internal control structure, (2) on compliance with specific requirements applicable to major HUD programs, (3) on compliance with specific requirements applicable to affirmative fair housing, and (4) on compliance with applicable laws and regulations.


                                        /s/ SHORE, AVRACH & COMPANY, P.C.

                                        Certified Public Accountants

January 18, 1996

                  [SHORE, AVRACH & COMPANY, P.C.-LETTERHEAD]


                      Independent Auditor's Report on Basic
                  Financial Statements and Supplemental Data


To the Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A New York Limited Partnership), as of December 31, 1994 and 1993, and the related statements of profit and loss, partners' capital (deficit) and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     Except as disclosed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Accounts receivable - government includes $244,456 of Section 8 rent subsidy special claims for debt service as described in Note 12 to the financial statements, $26,405 of regular assistance payments, and S16,341 of 1994 vacancy claims. The HAP Contractor Administrator has not yet reviewed and approved the
Section 8 rent subsidy special claims for debt service, the December 31, 1994 outstanding regular tenant assistance payment and the December 31, 1994 recorded vacancy claims. Due to the above, we have been unable to confirm these receivables.

     In our opinion, except for the effects of such adjustments, if any, as might have been determined necessary had we been able to confirm the accounts receivable - government, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 18 through 23) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Green Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


                                        /s/ SHORE, AVRACH & COMPANY, P.C.

                                        Certified Public Accountants

February 3, 1995

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                            March 31
                                                                ------------------------------
                                                                     1996             1995
                                                                -------------    -------------
                                     ASSETS

Property and equipment at cost, less accumulated depreciation
   (Notes 2 and 4)                                              $ 167,478,231    $ 172,885,906
Cash and cash equivalents (Notes 2 and 10)                          2,395,044        4,827,649
Cash held in escrow (Note 5)                                        8,730,403        6,454,823
Deferred costs, less accumulated amortization (Notes 2 and 6)       3,254,053        3,071,410
Due from local general partners and affiliates                              0           60,033
Due from general partner and affiliates (Note 8)                            0          283,371
Other assets                                                        1,930,488        2,363,704
                                                                -------------    -------------

                                                                $ 183,788,219    $ 189,946,896
                                                                =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Mortgage notes payable (Note 7)                              $ 100,916,832    $ 102,610,004
   Construction notes payable (Note 7)                              6,740,018        6,740,018
   Accounts payable and other liabilities                           6,470,526        5,583,911
   Due to local general partners and affiliates (Note 8)            5,359,196        5,792,002
   Due to general partner and affiliates                            1,216,328          758,988
                                                                -------------    -------------

                                                                  120,702,900      121,484,923
                                                                -------------    -------------

Minority interest                                                   6,850,591        7,344,951
                                                                -------------    -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital
   Limited partners (200,000 BACs authorized;
     and 76,786 BACs issued and outstanding)                       56,355,255       61,188,726
   General partner                                                   (120,527)         (71,704)
                                                                -------------    -------------

                                                                   56,234,728       61,117,022
                                                                -------------    -------------

                                                                $ 183,788,219    $ 189,946,896
                                                                =============    =============





See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      Year Ended March 31
                                                         --------------------------------------------
                                                             1996            1995            1994
                                                         ------------    ------------    ------------
Revenues
   Rental income                                         $ 18,552,471    $ 17,185,037    $ 12,880,931
   Other income (Note 4)                                      617,139         876,100       1,143,289
                                                         ------------    ------------    ------------

                                                           19,169,610      18,061,137      14,024,220
                                                         ------------    ------------    ------------

Expenses
   General and administrative                               2,728,178       2,660,949       2,376,961
   General and administrative-related parties (Note 8)      1,750,232       1,823,906       1,688,026
   Repairs and maintenance                                  3,306,040       2,957,315       2,175,623
   Operating and other                                      1,916,038       1,719,919       1,599,758
   Taxes                                                    1,210,046       1,135,407         713,446
   Insurance                                                  979,238         917,174         615,524
   Financial, principally interest                          6,010,397       4,956,233       3,596,868
   Depreciation and amortization                            6,183,928       5,678,045       3,782,848
                                                         ------------    ------------    ------------

                                                           24,084,097      21,848,948      16,549,054
                                                         ------------    ------------    ------------

Loss before minority interest                              (4,914,487)     (3,787,811)     (2,524,834)

Minority interest in loss of subsidiary partnerships           32,193          32,583          24,646
                                                         ------------    ------------    ------------

Net loss                                                 $ (4,882,294)   $ (3,755,228)   $ (2,500,188)
                                                         ============    ============    ============
Net loss, limited partnership interests                  $ (4,833,471)   $ (3,717,676)   $ (2,475,186)
                                                         ============    ============    ============
Number of BACs outstanding                                     76,786          76,786          76,786
                                                         ============    ============    ============
Net loss per weighted average BAC                        $     (62.95)   $     (48.42)   $     (32.23)
                                                         ============    ============    ============













See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                      Limited         General
                                         Total        Partners        Partner
                                     ------------   ------------   ------------

Partners' capital -  April 1, 1993   $ 67,372,438   $ 67,381,588   $     (9,150)

Net loss                               (2,500,188)    (2,475,186)       (25,002)
                                     ------------   ------------   ------------

Partners' capital - March 31, 1994     64,872,250     64,906,402        (34,152)

Net loss                               (3,755,228)    (3,717,676)       (37,552)
                                     ------------   ------------   ------------

Partners' capital - March 31, 1995     61,117,022     61,188,726        (71,704)

Net loss                               (4,882,294)    (4,833,471)       (48,823)
                                     ------------   ------------   ------------
Partners' capital - March 31, 1996   $ 56,234,728   $ 56,355,255   $   (120,527)
                                     ============   ============   ============






See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               Year Ended March 31
                                                                   --------------------------------------------
                                                                       1996            1995             1994
                                                                   ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $ (4,882,294)   $ (3,755,228)   $ (2,500,188)
                                                                   ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                    6,183,928       5,678,045       3,782,848
     Minority interest in loss of subsidiaries                          (32,193)        (32,583)        (24,646)
     (Increase) decrease in assets:
       Cash held in escrow                                           (2,153,861)         (7,613)      5,508,917
       Deferred costs                                                         0               0         (15,007)
       Due from local general partners and affiliates                    17,069            (100)        (16,969)
       Other assets                                                     433,216        (256,263)      1,997,305
     Increase (decrease) in liabilities:
       Accounts payable and other liabilities                           927,143      (1,256,057)     (1,527,289)
       Due to local general partners and affiliates                    (138,924)       (246,577)              0
       Due to general partner and affiliates                            740,711         680,047          22,047
                                                                   ------------    ------------    ------------
     Total adjustments                                                5,977,089       4,558,899       9,727,206
                                                                   ------------    ------------    ------------
Net cash provided by operating activities                             1,094,795         803,671       7,227,018
                                                                   ------------    ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                               (902,196)       (916,591)    (66,453,833)
   Increase in construction in progress                                       0      (8,973,171)    (16,217,790)
   (Increase) decrease in cash held in escrow                          (121,719)      4,668,524       3,681,071
   Increase in deferred costs                                                 0         (30,482)              0
   (Decrease) increase in accounts payable and other liabilities              0      (1,350,274)        318,647
   Decrease (increase) in due from local general
     partners and affiliates                                             42,964          31,199         (74,163)
   Increase in due to local general partners and affiliates           1,002,468               0               0
   (Decrease) in due to local general partners and affiliates        (1,553,047)     (7,324,235)              0
                                                                   ------------    ------------    ------------
Net cash used in investing activities                                (1,531,530)    (13,895,030)    (78,746,068)
                                                                   ------------    ------------    ------------

Cash flows from financing activities:
   (Increase) decrease in deferred costs                                (56,700)        556,732      (1,092,498)
   Decrease (increase) in due from local general
     partners and affiliates                                                  0         225,157         529,276
   Proceeds from construction notes                                           0       3,600,626      19,959,008
   Repayment of construction notes                                            0     (13,804,268)     (2,848,573)
   Decrease in due from general partner and affiliates                        0         123,500       1,045,288
   Proceeds from mortgage notes                                          58,120      17,667,975      39,172,035
   Repayment of mortgage notes                                       (1,791,820)     (7,547,050)       (703,394)
   Increase in due to local general partners and affiliates             312,441               0       3,810,971
   (Decrease) in due to local general partners and affiliates           (55,744)       (602,311)              0
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest                    (462,167)      1,266,702        (769,150)
                                                                   ------------    ------------    ------------
Net cash (used in) provided by financing activities                  (1,995,870)      1,487,063      59,102,963
                                                                   ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)



                                                                       Year Ended March 31
                                                          --------------------------------------------
                                                              1996            1995            1994
                                                          ------------    ------------    ------------
Net decrease in cash and cash equivalents                   (2,432,605)    (11,604,296)    (12,416,087)

Cash and cash equivalents at beginning of year               4,827,649      16,431,945      28,848,032
                                                          ------------    ------------    ------------

Cash and cash equivalents at end of year                  $  2,395,044    $  4,827,649    $ 16,431,945
                                                          ============    ============    ============


Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                 $  5,286,969    $  4,881,152    $  7,086,092

Supplemental disclosure of noncash investing
   and financing activities:
   Property and equipment reclassified to
     deferred costs                                       $    451,335    $          0    $          0
   Decrease in due from general partner and affiliates
     offset by due to general partner and affiliates           283,371               0               0
   Increase in mortgage notes payable reclassified from
     accounts payable and other liabilities                     40,528               0               0
   Construction in progress reclassified to
     property and equipment                                          0      14,998,176      41,163,465
   Construction notes payable satisfied through
     mortgage notes payable                                          0      15,912,786      12,141,839
   Capitalization of acquisition costs                               0               0         798,280
   Capitalization of acquisition expenses                            0               0           7,904
   Increase in construction in progress through
     construction notes payable and due to
     local general partner and affiliates                            0               0       6,684,498
   Increase in construction in progress and
     deferred costs through constructio
     notes payable                                                   0               0         988,821
   Increase in property and equipment through
     mortgage notes payable                                          0         418,719               0





See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 - General

     Independence Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced the public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

     The Partnership has acquired interests in twenty-eight Local Partnerships as of March 31, 1996.

     The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1996, the Partnership has raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

     The terms of the Limited Partnership Agreement provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Accounting

     The Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

     b) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and twenty-eight subsidiary partnerships in which the Partnership is a limited partner. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

     For financial reporting purposes, the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies(continued)

     b) Basis of Consolidation (continued)

     Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $69,000, $46,000 and $22,000 for the years ended March 31, 1996, 1995 and 1994, respectively (the 1995, 1994 and 1993 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

     c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months of less.

     d) Property and Equipment

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. (Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.) A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     e) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

     f) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered organization expenses. These costs are capitalized and amortized over a 60-month period. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (continued)

     g) Loss Contingencies

     The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

     h) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     i) Accounting Pronouncements Not Yet Implemented

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     j) Reclassification of Financial Statement Presentation

     Certain reclassifications have been made to the Fiscal 1994 and Fiscal 1993 financial statements to conform with the Fiscal 1995 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Mortgage Escrow Deposits and
     Cash-Restricted for Tenants' Security Deposits

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 3 - Fair Value of Financial Instruments (continued)

     The estimated fair values of the Partnership's mortgage note payable are as follows:

                                               March 31, 1996               March 31, 1995
                                        --------------------------    --------------------------
                                         Carrying                      Carrying
                                          Amount       Fair Value       Amount       Fair Value
                                        -----------    -----------    -----------    -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value      $30,095,969    $27,868,791    $30,671,255    $31,994,493
Not practicable                          70,820,863            (a)     71,938,749            (a)

     (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

     The components of property and equipment are as follows:

                                            March 31                 Estimated
                                  ---------------------------      Useful Lives
                                      1996          1995             (Years)
                                  ------------   ------------      ------------
Land                              $  5,777,188   $  5,760,935            -
Building and improvements          175,250,641    174,910,312         15-40
Furniture and fixtures               1,888,117      1,863,274          3-10
                                  ------------   ------------
                                   182,915,946    182,534,521

Less:  Accumulated depreciation     15,437,715      9,648,615
                                  ------------   ------------

                                  $167,478,231   $172,885,906
                                  ============   ============

     Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 1996 and 1995. In addition, as of March 31, 1996 and 1995, building and improvements includes approximately $4,378,000 of capitalized interest.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the local general partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

     During the 1995 Fiscal Year, one subsidiary partnership reclassed $520,771 and $69,436 from building and improvements and accumulated depreciation, respectively, to deferred costs-financing expenses and accumulated amortization.

     Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $5,858,536, $5,412,437 and $3,474,020, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 4 - Property and Equipment(continued)

     On August 24, 1992, one property (Homestead Apartments Associates Ltd.) suffered substantial damage from Hurricane Andrew. The property was insured against property damage and business interruption losses. During the 1993 Fiscal Year, the property received $2,084,558 as final settlement of the property damage which was paid to a related party for the rebuilding work. For the year ended December 31, 1993, the property recognized $200,000 as business interruption income in the accompanying financial statements. Such amount has been included in other income.

NOTE 5 - Cash held in Escrow

     Cash held in escrow consists of the following:

                                                March 31
                                         -----------------------
                                            1996         1995
                                         ----------   ----------
Purchase price payments*                 $1,309,529   $1,655,779
Real estate taxes, insurance and other    5,309,406    3,122,751
Reserve for replacements                  1,485,162    1,017,193
Tenant security deposits                    626,306      659,100
                                         ----------   ----------

                                         $8,730,403   $6,454,823
                                         ==========   ==========

     *Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                                March 31

                                         -----------------------
                                            1996        1995          Period
                                         ----------   ----------      ------
Financing expenses                        3,471,960   $2,894,489         *
Organization expenses                       664,154      664,154     60 months
                                         ----------   ----------
                                          4,136,114    3,558,643
Less:  Accumulated amortization             882,061      487,233
                                         ----------   ----------

                                         $3,254,053   $3,071,410
                                         ==========   ==========

     *Over the life of the related mortgages.

     Amortization expense for the years ended March 31, 1996, 1995 and 1994 amounted to $325,392, $265,608 and $308,828, respectively. During the 1995 Fiscal Year, one subsidiary partnership reclassed $520,771 and $69,436 from building and improvements and accumulated depreciation, respectively, to deferred costs-financing expenses and accumulated amortization. During the 1994 Fiscal Year, two subsidiary partnerships wrote off fully amortized deferred costs totaling $245,881.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 7 - Mortgage and Construction Notes Payable

     The mortgage and construction notes are payable in aggregate monthly installments of approximately $932,000, including principal and interest at rates varying from 0% to 10.50% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     Certain mortgage notes with balances aggregating $11,281,252 and $11,362,960 at December 31, 1995 and 1994, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1%, the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

     Annual principal payment requirements, as of March 31, 1996 for each of the next five fiscal years and thereafter, are as follows:

              Fiscal Year Ending                               Amount
              ------------------                               ------
                   1996                                    $  1,863,763
                   1997                                       2,477,551
                   1998                                       2,096,143
                   1999                                       2,224,619
                   2000                                       2,285,384
                   Thereafter                                89,969,372
                                                           ------------
                                                           $100,916,832
                                                           ============

     As of December 31, 1995 and 1994, one subsidiary partnership has a construction loan commitment totaling $6,890,000. As of December 31, 1995 and 1994, such loan has an outstanding balance of $6,740,018.

     The mortgage agreements require monthly deposits to replacement reserves of approximately $62,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner, Independence SLP, L.P., has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

     The General Partner and its affiliates performed services for the Partnership. The costs incurred for the years ended March 31, 1996, 1995 and 1994 are as follows:

     A) Guarantees

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership,

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the unexpired Operating Deficit Guarantees aggregates approximately $8,366,000 as of March 31, 1996 and 1995, of which $200,000 and $0 had expired, respectively. As of March 31, 1996, 1995, and 1994, approximately $824,000, $799,000, and $799,000, respectively, has been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnership. Amounts funded under such agreements are treated as non-interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, by which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The gross amount of unexpired guarantees is approximately $470,000, none of which have expired as of March 31, 1996. As of March 31, 1996, there have not been any fundings under these Guaranty Agreements. Amounts received under rental guarantees from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset. All rental guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     During the year ended March 31, 1995, a Local General Partner contributed his development fee of approximately $1,400,000 to the capital of the Local Partnership.

     Both the Operating Deficit Guaranty Agreements and the Rent-Up Guaranty Agreements were negotiated to protect the Partnership's interest in the local partnerships and to provide incentive to the local general partners to generate positive cash flow.

     B) Other Related Party Expenses

     The costs incurred to related parties for the years ended March 31, 1996, 1995 and 1994 were as follows:

                                           Year Ended March 31
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Partnership management fees (i)   $  685,165   $  880,221   $  878,981
Expense reimbursement (ii)            84,912      106,374      136,640
Property management fees (iii)       908,077      778,418      618,005
Local administrative fee (iv)         72,078       58,893       54,400
                                  ----------   ----------   ----------

                                  $1,750,232   $1,823,906   $1,688,026
                                  ==========   ==========   ==========

     (i) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

     (ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (iii) Property management fees incurred by subsidiary partnerships amounted to $1,206,455, $1,040,363 and $695,027 for the 1995, 1994 and 1993 Fiscal Years,
respectively. Of these fees, $908,077, $778,418 and $618,005 were incurred to affiliates of the subsidiary partnerships for the 1995, 1994 and 1993 Fiscal Years, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $65,121, $67,467 and $28,595 for the 1995, 1994 and 1993 Fiscal Years, respectively, which were also incurred to an affiliate of the Related General Partner.

     (iv) Independence SLP, L.P. is entitled to receive a local administrative fee of up to $2,500 from each subsidiary partnership.

     C) Due to Local General Partners and Affiliates

     Due to local general partners and affiliates consists of the following:

                                                                        March 31
                                                                -----------------------
                                                                   1996         1995
                                                                ----------   ----------
Development deficit advances                                    $   50,000   $   50,000
Operating advances (i)                                             762,637      450,196
Development fee payable                                          2,576,746    1,574,278
Due to contractor                                                  398,807    1,951,854
Long term notes payable (ii)                                     1,272,848    1,328,592
Management and other fees                                          298,158      437,082
                                                                ----------   ----------

                                                                $5,359,196   $5,792,002
                                                                ==========   ==========

    (i) Operating advances include the following loans:

    West Diamond Street Associates                              $        0   $   11,491
    This loan bears interest at Chemical Bank's prime rate
    plus 2%.  Management has decided to forego interest after
    October 6, 1993.  This loan was repaid during 1995

    Christine Apartments, L.P.
    This loan is non-interest bearing and has no                $  166,800   $  169,450
    set repayment terms

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (continued)

     (ii) Long term notes payable consist of the following:

    Creative Choice Homes II, LTD                               $  500,000   $  500,000
    This note bears interest at 12% payable monthly. Principal on the loan is due and payable in full on December 31,
    2008

    Plainsboro Housing Partners, L.P.                           $  772,848   $  828,592

    This loan, dated December 11, 1992, accrues interest at a rate of 7.34% per annum on the outstanding principal balance for 20 years. Repayment of the principal and interest shall be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in December 2012

    Interest expense incurred on such long term notes payable amounted to $118,773, $118,879 and $56,940 for the 1995,
    1994 and 1993 Fiscal Years, respectively

     D) Other

     The General Partner is responsible for organization and offering costs which exceed 3.5% of gross proceeds. As of March 31, 1995, the excess organization and offering totaled $283,371 and was included in due from general partner and affiliates on the balance sheet. Such amount was repaid during the year ended March 31, 1996.

     Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP, L.P. received their pro-rata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 9 - Income Taxes

     A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                    Year Ended December 31
                                                          -----------------------------------------
                                                             1995            1994          1993
                                                          -----------    -----------    -----------
Financial statement
   net loss                                               $(4,882,294)   $(3,755,228)   $(2,500,188)

Differences between depreciation and amortization
   expense recorded for financial reporting purposes
   and the accelerated costs recovery system utilized
   for income tax purposes                                 (1,301,987)      (803,906)      (524,467)

Differences resulting from parent company having
   a different fiscal year for income tax and financial
   reporting purposes                                        (216,848)       735,090       (195,160)

Other                                                        (116,476)      (290,719)      (362,699)
                                                          -----------    -----------    -----------

Net loss as shown on the income tax return
   for the calendar year ended                            $(6,517,605)   $(4,114,763)   $(3,582,514)
                                                          ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

     a) Subsidiary Partnership

     Rolling Green Associates, L.P. ("Rolling Green")

     In October 1993, certain Federal Grand Jury subpoenas were served upon employees of Rolling Green and upon Rolling Green's management agent as custodian of records. The subpoenas are part of a United States Attorney and Federal Grand Jury investigation into the propriety and accuracy of Section 8 Housing Assistance Payments ("HAP") rent subsidies claimed by Rolling Green under its HAP Contract. The investigation dates back to mid 1993. Upon receiving its subpoena, the management agent promptly turned over the requested records. The management agent conducted its own investigation which has resulted in the discovery of tenancies which were incorrectly reported on earlier HAP subsidy vouchers. On its December 1993 and January 1994 HAP subsidy vouchers, Rolling Green returned to New York State Housing Finance Agency (the HAP contract administrator) adjustments in the approximate net amount of $91,000 to correct the previously incorrectly reported tenancies. Rolling Green believes the adjustments as filed are accurate and complete. However, because the matter is ongoing, no estimate can be made of any further adjustments deemed appropriate by the United States Attorney or New York State Housing Finance Agency. The United States Attorney for the Northern District of New York has advised of his intent to pursue a civil action seeking undetermined penalties and damages.

     The Partnership's investment in this subsidiary partnership was approximately $2,883,000 and $3,052,000 at March 31, 1996 and 1995,
respectively. The minority interest balance was $0 at March 31, 1996 and 1995. The net loss after minority interest for this subsidiary partnership amounted to approximately $169,000, $329,000 and $90,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Contingencies (continued)

     b) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1996, uninsured cash and cash equivalents approximated $785,000.

     c) Letters of Credit

     As of December 31, 1995, the subsidiary partnerships were contingently liable on open letters of credit as follows:

                  Description                             Amount
                  -----------                           ----------
                  Mortgage note                         $1,945,000
                  Development contingency                   79,000
                  Operating deficit                        195,806

     d) Other

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,969,116, $9,809,218, and $5,503,469 Housing Tax Credits and $0, $0, and $3,756,77,368 Historic Tax Credits during the 1995, 1994 and 1993 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the director and executive officers of the sole general partner of the General Partner is set forth below.


     Related Independence Associates Inc. ("RIAI"), general partner of Related Independence Associates L.P.

      Name                           Position
      -----                          --------

      Stephen M. Ross                Director

      J. Michael Fried               President and Director

      Alan P. Hirmes                 Senior Vice President

      Stuart J. Boesky               Vice President

      Ryne A. Nishimi                Vice President

      Marc D. Schnitzer              Vice President

      Lawrence J. Lipton             Assistant Vice President and Treasurer

      Robert Bordonaro               Assistant Vice President

      Lynn A. McMahon                Secretary

      Susan J. McGuire               Assistant Secretary

     STEPHEN M. ROSS, 56, is a Director of RIAI. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 52, is President of RIAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 41, is a Senior Vice President of RIAI. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 40, is a Vice President of RIAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RYNE A. NISHIMI, 37, is a Vice President of RIAI. Mr. Nishimi is a Senior Vice President of and serves as the National Sales Manager for Capital and has held other positions in marketing since joining Capital in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science degree.

     MARC D. SCHNITZER, 35, is Vice President of RIAI. He is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of RIAI. Mr. Lipton is also controller of The Related Companies, L.P. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche form 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     ROBERT BORDONARO, 42, is Assistant Vice President of RIAI. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

     LYNN A. McMAHON, 40, is Secretary of RIAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 49, is Assistant Secretary of RIAI. Since January 1977 she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.


Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. Under the terms of the Partnership Agreement, the General Partner and its affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partner is entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancings Proceeds. See Note 8 to the Financial Statements in Item 8 above for a presentation of the types and amounts of compensation paid to the General Partner and its affiliates, which is incorporated herein by reference thereto.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                    Name and Address of              Amount and Nature of              Percentage
Title of Class                      Beneficial Ownership             Beneficial Ownership               of Class_
- --------------                      --------------------             --------------------               ---------
General Partnership                 Related Independence              $1,000 capital contribution         98%
Interest in the Partnership         Associates L.P.                  -directly owned
                                    625 Madison Avenue
                                    New York, NY 10022

                                    Independence SLP L.P.             $10 capital contribution           2%
                                    625 Madison Avenue               -directly owned
                                    New York, NY 10022

     Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

     No person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs, and neither the General Partner or any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.

Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                   Sequential
                                                                      Page
                                                                   ----------

(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                  14

         Balance Sheets at March 31, 1996 and 1995                     92

         Statements of Operations for the Years Ended March
         31, 1996, 1995 and 1994                                       93

         Statements of Changes in Partners' Capital for the
         Years Ended March 31, 1996, 1995 and 1994                     94

         Statements of Cash Flows for the Years Ended March
         31, 1996, 1995 and 1994                                       95

         Notes to Financial Statements                                 97


(a) 2.   Consolidated Financial Statement Schedules

         Independent Auditors' Report                                 115

         Schedule I- Condensed Financial Information of Registrant    116

         Schedule III - Real Estate and Accumulated Depreciation      119

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)



                                                                     Sequential
(a) 3.       Exhibits                                                   Page
             --------                                                ----------

(3A)         Form of Amended and Restated Agreement of Limited
             Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B) Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
             Interests*

(10C)        Form of Amended and Restated Agreement of Limited
             Partnership of Local Partnerships*

(22)         Subsidiaries of the Registrant                                123

(27)         Financial Data Schedule (filed herewith)                      124

               *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 Registration No. 33-37704

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



              Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)



                         By:    RELATED INDEPENDENCE ASSOCIATES L.P.
                                a General Partner


                         By:    RELATED INDEPENDENCE ASSOCIATES INC.
                                a General Partner



Date:  June 28, 1996                  By:   /s/ J. Michael Fried
                                            --------------------
                                            J. Michael Fried
                                            President and Director
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

    Signature                       Title                             Date
- ----------------------    ---------------------------            --------------

/s/ J. Michael Fried      President and Chief Executive
- ----------------------    Officer (principal executive
J. Michael Fried          officer) and Director of Related
                          Independence Associates Inc.           June 28, 1996


/s/ Lawrence J. Lipton    Treasurer (principal financial and
- ----------------------    accounting officer) of Related
Lawrence J. Lipton        Independence Associates Inc.           June 28, 1996


/s/ Stephen M. Ross       Director of Related Independence
- ----------------------    Associates Inc.                        June 28, 1996
Stephen M. Ross

    [Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 27, 1996 on pages 14 and 15, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995 and 1994 Fiscal Years. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial date required to be set forth therein.


/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr & Weinberg, LLP


TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 27, 1996

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                            CONDENSED BALANCE SHEETS


                    ASSETS
                                                              March 31,
                                                     ---------------------------
                                                        1996             1995
                                                     -----------     -----------
Cash and cash equivalents                            $   364,916     $   506,357
Investment in subsidiary partnerships                 55,022,435      58,740,832
Cash held in escrow                                    1,309,529       1,655,779
Due from subsidiary partnership                          669,441         699,441
Due from general partner and affiliates                        0         283,371
Other assets                                             134,719         144,719
                                                     -----------     -----------

   Total assets                                      $57,501,040     $62,030,499
                                                     ===========     ===========


         LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                    $     3,314     $     2,291
Due to general partners and affiliates                   390,933           3,526
                                                     -----------     -----------

   Total liabilities                                     394,247           5,817

Partners' capital (a)                                 57,106,793      62,024,682
                                                     -----------     -----------

Total liabilities and partners' capital              $57,501,040     $62,030,499
                                                     ===========     ===========

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.

(a) Condensed partners' capital includes $872,065 and $907,660 of related party income at March 31, 1996 and 1995, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                              Year Ended March 31
                                                   -----------------------------------------
                                                      1996           1995           1994
                                                   -----------    -----------    -----------
Revenues                                           $    12,533    $    98,628    $ 1,439,253
                                                   -----------    -----------    -----------

Expenses

   Administrative and management                       144,290        187,619        415,029
   Administrative and management-related parties       770,077        986,595      1,015,621
   Amortization                                         10,000         10,000         10,000
                                                   -----------    -----------    -----------

   Total Expenses                                      924,367      1,184,214      1,440,650
                                                   -----------    -----------    -----------

   Loss from operations                               (911,834)    (1,085,586)        (1,397)

   Equity in loss of subsidiary partnerships        (4,006,055)    (2,705,237)    (1,555,536)
                                                   -----------    -----------    -----------

Net loss                                           $(4,917,889)   $(3,790,823)   $(1,556,933)
                                                   ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Year Ended March 31
                                                         --------------------------------------------
                                                             1996            1995            1994
                                                         ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                 $ (4,917,889)   $ (3,790,823)   $ (1,556,933)
                                                         ------------    ------------    ------------

Adjustments to reconcile net loss to
   net cash used in operating activities:

   Equity in loss of subsidiary partnerships                4,006,055       2,705,237       1,555,536
   Increase (decrease) in other liabilities                     1,023         (37,868)          3,591
   Decrease (increase) in due from general partner
      and affiliates                                          670,778            (182)       (713,352)
                                                         ------------    ------------    ------------

   Total adjustments                                        4,677,856       2,667,187         845,775
                                                         ------------    ------------    ------------

   Net cash used in operating activities                     (240,033)     (1,123,636)       (711,158)
                                                         ------------    ------------    ------------

Cash flows from investing activities:

   Decrease in cash
       held in escrow-purchase price payments                 346,250       5,243,974       4,021,596
   Decrease in other assets                                    10,000         209,033         778,573
   Investment in subsidiary partnerships                     (346,250)     (7,554,058)    (27,144,556)
   Distributions from subsidiaries                             58,592           2,930          53,983
   Decrease in due from subsidiary partnership                 30,000               0               0
                                                         ------------    ------------    ------------

   Net cash provided by (used in) investing activities         98,592      (2,098,121)    (22,290,404)
                                                         ------------    ------------    ------------

Cash flows from financing activities:

   Decrease in due from general partner
     and affiliates                                                 0         123,500          66,288
                                                         ------------    ------------    ------------

Net decrease in cash and cash equivalents                    (141,441)     (3,098,257)    (22,935,274)

Cash and cash equivalents, beginning of year                  506,357       3,604,614      26,539,888
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of year                   $    364,916    $    506,357    $  3,604,614
                                                         ============    ============    ============

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31. 1996

                                                                                          Cost
                                                 Initial Cost to Partnership          Capitalized
                                                 ----------------------------        Subsequent to
                                                               Buildings and          Acquisition:
       Description          Encumbrances           Land         Improvements          Improvements
       -----------          ------------           ----         ------------          ------------
Apartment Complexes

Harbor Court Limited        $         0     $     137,450      $    1,007,966    $      69,289
   Partnership
   Staten Island, NY
Old Public Limited              636,263            10,000           1,713,310           74,504
   Partnership
   Lawrenceburg, TN
Lancaster Terrace Limited     1,741,086           161,269           3,679,601           38,325
   Partnership
   Salem, OR
655 North Street Limited      5,163,600           125,500           3,040,980        5,604,866
   Partnership
   Baton Rouge, LA
Landreth Venture              3,431,543             1,765           5,903,337           20,983
   Philadelphia, PA
Homestead Apartments          3,605,478           329,402                   0        5,916,800
   Associates Ltd.
   Homestead, FL
Bethel Villa Associates,      6,966,654           270,000           5,969,354        2,921,723
   L.P.
   Wilmington, DE
West Diamond Street           1,558,638            30,829           3,444,649           40,009
   Associates
   Philadelphia, PA
Susquehanna Partners          1,935,557            16,000                   0        3,973,428
   Philadelphia, PA

                                                                                                                     Life on which
                            Gross Amount at which Carried At Close of Period                                        Depreciation in
                            --------------------------------------------------                Year of                Latest Income
                                           Buildings and                     Accumulated   Construction/    Date     Statement is
  Description                   Land       Improvements          Total       Depreciation   Renovation    Acquired    Computed(a)
  -----------                   ----       ------------          -----       ------------   ----------    --------    -----------
Apartment Complexes

Harbor Court Limited        $  140,813      $  1,073,892     $   1,214,705   $    153,107       1991     Dec. 1991       27.5 years
   Partnership
   Staten Island, NY
Old Public Limited              13,640         1,784,174          1,797,814      256,464        1991     Dec. 1991       27.5 years
   Partnership
   Lawrenceburg, TN
Lancaster Terrace Limited      163,105         3,716,090          3,879,195      635,230        1992     Feb. 1992     15-27.5 years
   Partnership
   Salem, OR
655 North Street Limited       127,751         8,643,595          8,771,346      983,300        1992     Mar. 1992       27.5 years
   Partnership
   Baton Rouge, LA
Landreth Venture                 3,645         5,922,436          5,926,081      488,764        1992     Mar. 1992        40 years
   Philadelphia, PA
Homestead Apartments           331,468         5,914,734          6,246,202      422,762        1992     Mar. 1992        40 years
   Associates Ltd.
   Homestead, FL
Bethel Villa Associates,       275,099         8,885,978          9,161,077    1,072,379        1992     Apr. 1992       27.5 years
   L.P.
   Wilmington, DE
West Diamond Street             32,414         3,483,073          3,515,487      271,989        1992     May 1992         40 years
   Associates
   Philadelphia, PA
Susquehanna Partners            17,585         3,971,843          3,989,428      283,396        1992     May 1992        20-40 years
   Philadelphia, PA

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31. 1996

                                                                                          Cost
                                                 Initial Cost to Partnership          Capitalized
                                                 ----------------------------        Subsequent to
                                                               Buildings and          Acquisition:
       Description          Encumbrances           Land         Improvements          Improvements
       -----------          ------------           ----         ------------          ------------
Boston Bay Limited            3,365,404           440,000           4,143,758          646,556
   Partnership
   Boston, MA
Morrant Bay Limited           5,079,216           650,000           5,522,250          999,896
   Partnership
   Boston, MA
Hope Bay Limited              1,509,225           225,000           1,435,185          501,915
   Partnership
   Boston, MA
Lares Apartments Limited      4,512,406           137,000                   0        5,452,732
   Partnership
   Lares, PR
Lajas Apartments Limited      4,160,425           110,090           4,952,929           57,082
   Partnership
   Lajas, PR
Arlington-Rodeo Properties    3,543,123           624,052                   0        4,979,377
   Los Angeles, CA
Conifer Bateman Associates    1,097,789            15,000           2,525,729           52,319
   Lowville, NY
Hampden Hall Associates,      3,295,000                 0                   0        7,811,012
   L.P.
   St. Louis, MO
Chester Renaissance             853,000            33,667             168,333        1,678,142
   Associates
   Chester, PA

                                                                                                                    Life on which
                            Gross Amount at which Carried At Close of Period                                       Depreciation in
                            --------------------------------------------------                Year of                Latest Income
                                            Buildings and                    Accumulated   Construction/    Date     Statement is
  Description                   Land       Improvements          Total       Depreciation   Renovation    Acquired    Computed(a)
  -----------                   ----       ------------          -----       ------------   ----------    --------    -----------
Boston Bay Limited            441,585       4,788,729          5,230,314        657,530        1991     Aug. 1992       27.5 years
   Partnership
   Boston, MA
Morrant Bay Limited           651,585       6,520,561          7,172,146        909,620        1991     Aug. 1992       27.5 years
   Partnership
   Boston, MA
Hope Bay Limited              226,585       1,935,515          2,162,100        268,378        1991     Aug. 1992       27.5 years
   Partnership
   Boston, MA
Lares Apartments Limited      151,585       5,438,147          5,589,732        432,834        1992     Aug. 1992        40 years
   Partnership
   Lares, PR
Lajas Apartments Limited      111,675       5,008,426          5,120,101        464,427        1992     Aug. 1992        40 years
   Partnership
   Lajas, PR
Arlington-Rodeo Properties    625,637       4,977,792          5,603,429        402,141        1992     Aug. 1992       27.5 years
   Los Angeles, CA
Conifer Bateman Associates     16,585       2,576,463          2,593,048        330,015        1990     Aug. 1992      15-27.5 years
   Lowville, NY
Hampden Hall Associates,        1,585       7,809,427          7,811,012        631,020        1992     Sep. 1992       27.5 years
   L.P.
   St. Louis, MO
Chester Renaissance            42,153       1,837,989          1,880,142        117,554        1992     Sep. 1992       20-40 years
   Associates
   Chester, PA

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31. 1996

                                                                                          Cost
                                                 Initial Cost to Partnership          Capitalized
                                                 ----------------------------        Subsequent to
                                                               Buildings and          Acquisition:
       Description          Encumbrances           Land         Improvements          Improvements
       -----------          ------------           ----         ------------          ------------
Homestead Apartments II,      3,542,380           338,966                   0        5,254,556
   LTD.
   Homestead, FL
P.S. 157 Associates, L.P.      6,740,018           36,500           9,350,642           58,381
   New York, NY
Cloisters Limited                      0           35,160                   0        9,446,151
   Partnership II
   Philadelphia, PA
Creative Choice Homes II,     12,483,476                0                   0       21,411,509
   LTD.
   Opa-Locka, FL
Milford Crossing              2,695,472           203,006                   0        4,467,373
   Associates L.P.
   Milford, DE
BX-7F Associates, L.P.        3,952,509                 4           5,705,064           43,481
   Bronx, NY
Los Angeles Limited           3,627,689           201,210                   0        6,597,933
   Partnership
   Rio Piedras, PR
Christine Apartments, L.P.    1,245,000            10,000           2,351,072           62,250
   Buffalo, NY
Plainsboro Housing            4,130,899           800,000                   0        8,830,180
   Partners, L.P.
   Plainsboro, NJ

                                                                                                                    Life on which
                            Gross Amount at which Carried At Close of Period                                       Depreciation in
                            --------------------------------------------------                Year of                Latest Income
                                            Buildings and                    Accumulated   Construction/    Date     Statement is
  Description                   Land       Improvements          Total       Depreciation   Renovation    Acquired    Computed(a)
  -----------                   ----       ------------          -----       ------------   ----------    --------    -----------
Homestead Apartments II,         340,551       5,252,971          5,593,522        312,206        1992     Oct. 1992       40 years
   LTD.
   Homestead, FL
P.S. 157 Associates, L.P.         38,085       9,407,438          9,445,523        733,301        1992     Nov 1992        40 years
   New York, NY
Cloisters Limited                 36,745       9,444,566          9,481,311        632,815        1992     Nov 1992        40 years
   Partnership II
   Philadelphia, PA
Creative Choice Homes II,        574,637      20,836,872         21,411,509      1,230,297        1988     Dec 1992        40 years
   LTD.
   Opa-Locka, FL
Milford Crossing                 210,591       4,459,788          4,670,379        377,324        1992     Dec. 1992      27.5 years
   Associates L.P.
   Milford, DE
BX-7F Associates, L.P.             2,178       5,746,371          5,748,549        353,786        1993     Jan. 1993       40 years
   Bronx, NY
Los Angeles Limited              203,384       6,595,759          6,799,143        253,395        1994     Apr. 1993       40 years
   Partnership
   Rio Piedras, PR
Christine Apartments, L.P.        12,174       2,411,148          2,423,322        203,160        1993     June 1993      27.5 years
   Buffalo, NY
Plainsboro Housing               802,174       8,828,006          9,630,180        436,741        1994     July 1993      27.5 years
   Partners, L.P.
   Plainsboro, NJ

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31. 1996

                                                                                        Cost
                                                 Initial Cost to Partnership        Capitalized
                                                 ----------------------------      Subsequent to
                                                               Buildings and        Acquisition:
       Description          Encumbrances           Land         Improvements        Improvements
       -----------          ------------           ----         ------------        ------------
Rolling Green Associates,     16,785,000           180,000         19,583,101           286,048
   L.P.
   Syracuse, NY
                            ------------        ----------        -----------       -----------
                            $107,656,850        $5,121,866        $80,497,260       $97,296,820
                            ============        ==========        ===========       ===========

                                                                                                                    Life on which
                            Gross Amount at which Carried At Close of Period                                       Depreciation in
                            --------------------------------------------------                Year of                Latest Income
                                            Buildings and                    Accumulated   Construction/    Date     Statement is
  Description                   Land       Improvements          Total       Depreciation   Renovation    Acquired    Computed(a)
  -----------                   ----       ------------          -----       ------------   ----------    --------    -----------

Rolling Green Associates,       182,174       19,866,975      20,049,149      2,123,780      1992       Oct. 1993       27.5 years
   L.P.
   Syracuse, NY
                               ----------    ------------     ------------    -----------
                               $5,777,188    $177,138,758     $182,915,946    $15,437,715
                               ==========    ============     ============    ===========

(a) Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.

                                        Cost of Property and Equipment                         Accumulated Depreciation
                                        ------------------------------                         ------------------------
                                                                        Year Ended March 31
                               ----------------------------------------------------------------------------------------------------
                                   1996               1995              1994              1996             1995           1994
                               ---------------  -----------------  ---------------   ----------------  -------------  -------------
Balance at beginning of period   $182,534,521       $166,201,677      $57,778,195       $  9,648,615     $4,236,820        $762,800

Additions during period:
     Improvements                     924,831         16,535,765      108,481,165
     Depreciation expense                                                                  5,858,536      5,412,437       3,474,020

Reductions during period:
     Dispositions                       5,828            202,921           57,683                  0            642               0
     Adjustments                      537,578                  0                0             69,436              0               0
                                 ------------       ------------     ------------        -----------     ----------      ----------
Balance at end of period         $182,915,946       $182,534,521     $166,201,677        $15,437,715     $9,648,615      $4,236,820
                                 ============       ============     ============        ===========     ==========      ==========

At the time the local partnerships were acquired by Independence Tax Credit Plus L.P., the entire purchase price paid by Independence Tax Credit Plus L.P. was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.