Form 10-Q
period 1996-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1996-08-13
CIK 869615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934



                  For the quarterly period ended June 30, 1996


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



                         Commission File Number 0-20476



                        INDEPENDENCE TAX CREDIT PLUS L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     13-3589920
 ------------------------------             ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

625 Madison Avenue, New York, New York                    10022
- --------------------------------------             ---------------------
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
Yes  X  No
    ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                  June 30,       March 31,
                                                                                   1996              1996
                                                                                ----------       ----------
Property and equipment at cost, net of accumulated depreciation of
  $16,893,284 and $15,437,715, respectively                                   $166,048,013     $167,478,231
Cash and cash equivalents                                                        2,105,996        2,395,044
Cash held in escrow                                                              8,921,451        8,730,403
Deferred costs, net of accumulated amortization of
  $964,584 and $882,061, respectively                                            3,171,530        3,254,053
Other assets                                                                     1,937,149        1,930,488
                                                                              ------------     ------------
Total assets                                                                  $182,184,139     $183,788,219
                                                                              ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                                                      $100,474,073     $100,916,832
  Construction note payable                                                      6,740,018        6,740,018
  Accounts payable and other liabilities                                         6,360,425        6,470,526
  Due to local general partners and affiliates                                   5,299,773        5,359,196
  Due to general partner and affiliates                                          1,120,372        1,216,328
                                                                               -----------     ------------

Total liabilities                                                              119,994,661      120,702,900
                                                                               -----------      -----------

Minority interest                                                                6,826,956        6,850,591
                                                                                ----------      -----------

Partners' capital:
  Limited partners (76,786 BACs issued and outstanding)                         55,491,771       56,355,255
  General partner                                                                 (129,249)        (120,527)
                                                                                ----------       ----------

Total partners' capital                                                         55,362,522       56,234,728
                                                                                ----------       ----------

Total liabilities and partners' capital                                       $182,184,139     $183,788,219
                                                                              ============     ============


See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           June 30,
                                                                              -------------------------------
                                                                                   1996              1995*
                                                                              ------------      ------------

Revenues

   Rental income                                                              $  4,833,372      $  4,739,753
   Other income                                                                    124,736           136,814
                                                                              ------------      ------------

                                                                                 4,958,108         4,876,567
                                                                              -------------     ------------
Expenses

   General and administrative                                                      751,423           656,671
   General and administrative-related parties (Note 2)                             276,374           522,611
   Repairs and maintenance                                                         637,512           571,424
   Operating and other                                                             671,334           651,200
   Taxes                                                                           304,559           293,307
   Insurance                                                                       188,101           242,543
   Financial, principally interest                                               1,469,965         1,414,796
   Depreciation and amortization                                                 1,538,092         1,509,849
                                                                              ------------      ------------

                                                                                 5,837,360         5,862,401
                                                                              ------------      ------------

Net loss before minority interest                                                 (879,252)         (985,834)
                                                                              -------------     ------------

Minority interest in loss of subsidiary partnerships                                 7,046             8,300
                                                                              -------------     ------------

Net loss                                                                      $    (872,206)    $    (977,534)
                                                                              =============    =============


Net loss per limited partners                                                 $    (863,484)    $    (967,759)
                                                                              =============    ==============

Net loss per BAC                                                              $      (11.25)    $      (12.60)
                                                                              =============    ==============

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)




                                                               Total        Limited Partners    General Partner
                                                             -----------    ----------------    ---------------
Partners' capital-April 1, 1996                              $56,234,728       $56,355,255       $  (120,527)

Net loss                                                        (872,206)         (863,484)           (8,722)
                                                             ------------      ------------      ------------

Partners' capital-June 30, 1996                              $55,362,522       $55,491,771       $  (129,249)
                                                             ===========       ===========       ============


See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                       1996                1995
                                                                                    ------------      -------------
Cash flows from operating activities:
Net loss                                                                            $   (872,206)     $   (977,534)
                                                                                    -------------     -------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization                                                       1,538,092         1,509,849
   Minority interest in loss of subsidiaries                                              (7,046)           (8,300)
   (Decrease) increase in due to general partner and affiliates                          (95,956)          172,028
   Decrease in due from local general partner and affiliate                                    0            60,033
   Decrease in accounts payable and other liabilities                                   (110,101)         (419,550)
   Increase in other assets                                                               (6,661)          (39,204)
   (Increase) decrease in cash held in escrow                                           (263,348)           31,308
                                                                                    -------------     -------------
   Total adjustments                                                                   1,054,980         1,306,164
                                                                                    -------------     -------------
     Net cash provided by operating activities                                           182,774           328,630

Cash flows from investing activities:
   Acquisition of property and equipment                                                 (25,351)         (214,995)
   Decrease in cash held in escrow                                                        72,300                 0
   Increase in due to local general partners and affiliates                                  833               321
   Decrease in due to local general partners and affiliates                              (60,256)       (1,704,725)
                                                                                    -------------     -------------
     Net cash used in investing activities                                               (12,474)       (1,919,399)
                                                                                    -------------     -------------
Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                        0            58,120
   Repayment of mortgage notes                                                          (442,759)         (394,620)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                                (16,589)                0
                                                                                    -------------     -------------
     Net cash used in financing activities                                              (459,348)         (336,500)
                                                                                    -------------     -------------
Net decrease in cash and cash equivalents                                               (289,048)       (1,927,269)

Cash and cash equivalents at beginning of period                                       2,395,044         4,827,649
                                                                                    -------------     -------------
Cash and cash equivalents at end of period                                          $  2,105,996      $  2,900,380
                                                                                    =============     =============


See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              Independence Tax Credit Plus L.P. (the "Partnership") was formed pursuant to the laws of the State of Delaware on November 7, 1990 but had no activity until May 31, 1991, (which date is considered to be inception for financial accounting purposes), and commenced its public offering on July 1, 1991. The Partnership's business is to invest in other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. As of June 30, 1996 the Partnership has acquired an interest in 28 Local Partnerships. The Partnership does not intend to acquire additional properties.

              Pursuant to a public offering, the Partnership was authorized to issue 200,000 units ($200,000,000) of beneficial assignment certificates ("BACs") representing assignment of Limited Partnership Interests in the Partnership. As of June 30, 1996 the Partnership has raised a total of $76,786,000 from the sale of 76,786 BACs and no further issuance of BACs is anticipated.

              The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

              All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $11,000 and $4,400 for the three months ended June 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -     General (continued)



Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss in impairment of assets or reduction to estimated fair value.

              Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed fiancial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.


NOTE 2  -     Related Party Transactions

              An affiliate of the General Partner, Independence SLP, L.P., has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

              The General Partner and its affiliates performed services for the Partnership. The costs incurred to related parties for the three months ended June 30, 1996 and 1995 were as follows:

                                                    Three Months Ended
                                                          June 30,
                                              ----------------------------
                                                  1996              1995
                                              ----------       ------------

 Partnership management fees (a)                $ 25,000          $220,055
 Expense reimbursement (b)                        21,154            19,613
 Property management fees (c)                    212,220           267,943
 Local administrative fee (d)                     18,000            15,000
                                                --------          --------
                                                $276,374          $522,611
                                                ========          ========

              (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (Unaudited)

NOTE 2  -     Related Party Transactions (continued)


funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

              (b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

              (c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $212,220 and $267,943 for the three months ended June 30, 1996 and 1995, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $18,244 and $16,873 for the three months ended June 30, 1995 and 1996, respectively, which were also incurred to an affiliate of the Related General Partner.

              (d) Independence SLP, L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

              Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP, L.P. received their pro-rata share of profits, losses and tax credits.


NOTE 3 -      Commitments and Contingencies

              There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

              The Partnership's primary source of funds include (i) working capital reserves raised and interest earned thereon, and (ii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

              The Partnership received $76,786,000 in Gross Proceeds from the sale of BACs pursuant to a public offering, resulting in net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commissions, acquisition fees and expenses, and offering expenses, of $61,400,000.

              As of June 30, 1996, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,491,000) of net proceeds in twenty-eight Local Partnerships of which approximately $1,237,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 1996, approximately $72,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

              Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $289,000 during the three months ended June 30, 1996 primarily due to repayments of mortgage notes ($443,000), acquisitions of property and equipment ($25,000) and a net decrease in due to local general partners and affiliates ($59,000) which exceeded cash provided by operating activities ($183,000) and a decrease in cash held in escrow for investing activities ($72,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $1,538,000.

              An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at June 30, 1996 and March 31, 1996 was approximately $281,000 and $365,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

              Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $40,000 and $58,000 were received during the three months ended June 30, 1996 and 1995, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

              HUD recently released the proposed American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

              Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the
Section 8 payments.

              The ACPA calls for a transition during which the project-based
Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

              Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

              For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
- ---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The Partnership's results of operations for the three months ended June 30, 1996 and 1995 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

              Rental income remained fairly consistent with an increase of approximately 2% for the three months ending June 30, 1996 as compared to the same period in 1995 primarily due to rental rate increases.

              Total expenses not including general and administrative, general and administrative-related parties, repairs and maintenance and insurance increased approximately 3% for the three months ending June 30, 1996 as compared to the same period in 1995.

              General and administrative increased approximately $95,000 for the three months ending June 30, 1996 as compared to the same period in 1995 primarily due to increases at four Local Partnerships. There was an increase in security at one Local Partnership, an increase in selling and renting expenses at a second, and an increase in bad debt expense at two other Local Partnerships.

              General and administrative-related parties decreased approximately $246,000 for the three months ending June 30, 1996 as compared to the same period in 1995 primarily due to a decrease in partnership management fees payable to the General Partner as well as a decrease in property management fees from three Local Partnerships in 1996.

              Repairs and maintenance increased approximately $66,000 for the three months ending June 30, 1996 as compared to the same period in 1995. This was primarily due to an increase in snow removal at one Local Partnership as a result of the severe winter and the acquisition of new doors, fire alarms and smoke detectors at another Local Partnership.

              Insurance decreased approximately $54,000 for the three months ending June 30, 1996 as compared to the same period in 1995 primarily due to an understatement of prepaid insurance at March 31, 1995 at one Local Partnership.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)

                                                     By:    RELATED INDEPENDENCE ASSOCIATES L.P.
                                                            a General Partner

                                                     By:    RELATED INDEPENDENCE ASSOCIATES INC.
                                                            a General Partner

Date:  August 13, 1996

                                                            By:   /s/ Alan Hirmes
                                                                  --------------------------------
                                                                  Alan Hirmes,
                                                                  Vice President

Date:  August 13, 1996

                                                            By:   /s/ Lawrence J. Lipton
                                                                  --------------------------------
                                                                  Lawrence J. Lipton,
                                                                  Treasurer
                                                                  (Principal Financial and Accounting Officer)

                                      -14-