Form 10-Q
period 1996-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1996-11-14
CIK 869615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-20476



                        INDEPENDENCE TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3589920
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 625 Madison Avenue, New York, New York                               10022
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 421-5333



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                              September 30,      March 31,
                                                                                  1996             1996*
                                                                              ------------     ------------
Property and equipment at cost, net of accumulated depreciation of
  $18,341,358 and $15,437,715, respectively                                   $164,660,162     $167,478,231
Cash and cash equivalents                                                        1,876,374        2,395,044
Cash held in escrow                                                              9,328,728        8,730,403
Deferred costs, net of accumulated amortization of
  $1,063,792 and $882,061, respectively                                          3,072,322        3,254,053
Other assets                                                                     1,911,160        1,930,488
                                                                              ------------     ------------

Total assets                                                                  $180,848,746     $183,788,219
                                                                              ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                                                      $100,073,801     $100,916,832
  Construction note payable                                                      6,740,018        6,740,018
  Accounts payable and other liabilities                                         6,402,783        6,470,526
  Due to local general partners and affiliates                                   5,816,405        5,979,525
  Due to general partner and affiliates                                            580,064          595,999
                                                                              ------------     ------------

Total liabilities                                                              119,613,071      120,702,900
                                                                              ------------     ------------

Minority interest                                                                6,816,993        6,850,591
                                                                              ------------     ------------

Partners' capital:
  Limited partners (76,786 BACs issued and outstanding)                         54,557,369       56,355,255
  General partner                                                                 (138,687)        (120,527)
                                                                              ------------     ------------

Total partners' capital                                                         54,418,682       56,234,728
                                                                              ------------     ------------

Total liabilities and partners' capital                                       $180,848,746     $183,788,219
                                                                              ============     ============


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended                 Six Months Ended
                                                     September 30,                      September 30,
                                           ------------------------------     ------------------------------
                                               1996             1995*             1996             1995*
                                           ------------      ------------     ------------      ------------
Revenues

   Rental income                           $  4,868,217      $  4,770,102     $  9,701,589      $  9,439,855
   Other income                                  51,285            81,438          176,021           218,252
                                           ------------      ------------     ------------      ------------

                                              4,919,502         4,781,540        9,877,610         9,658,107
                                           ------------      ------------     ------------      ------------

Expenses

   General and administrative                   756,727           675,452        1,508,150         1,332,123
   General and administrative-
     related parties (Note 2)                   284,047           456,725          560,421           979,336
   Repairs and maintenance                      693,227           679,824        1,330,739         1,251,248
   Operating and other                          613,268           614,075        1,284,602         1,265,275
   Taxes                                        354,866           334,042          659,425           627,349
   Insurance                                    205,293           193,351          393,394           435,894
   Financial, principally interest            1,416,888         1,489,871        2,886,853         2,904,667
   Depreciation and amortization              1,547,282         1,509,851        3,085,374         3,019,700
                                           ------------      ------------     ------------      ------------

                                              5,871,598         5,953,191       11,708,958        11,815,592
                                           ------------      ------------     ------------      ------------

Net loss before minority interest              (952,096)       (1,171,651)      (1,831,348)       (2,157,485)

Minority interest in loss of subsidiary
     partnerships                                 8,256             8,037           15,302            16,337
                                           ------------      ------------     ------------      ------------

Net loss                                   $   (943,840)     $ (1,163,614)    $ (1,816,046)     $ (2,141,148)
                                           ============      ============     ============      ============
Net loss - limited partners                $   (934,402)     $ (1,151,978)    $ (1,797,886)     $ (2,119,737)
                                           ============      ============     ============      ============
Net loss per BAC                           $     (12.16)     $     (15.00)    $     (23.41)     $     (27.61)
                                           ============      ============     ============      ============


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)





                                                               Total        Limited Partners    General Partner
                                                             -----------    ----------------    ---------------
Partners' capital-April 1, 1996                              $56,234,728       $56,355,255       $  (120,527)

Net loss                                                      (1,816,046)       (1,797,886)          (18,160)
                                                             -----------       -----------       -----------

Partners' capital-September 30, 1996                         $54,418,682       $54,557,369       $  (138,687)
                                                             ===========       ===========       ===========







See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                               Six Months Ended September 30,
                                                                               -----------------------------
                                                                                   1996              1995
                                                                               -----------      ------------
Cash flows from operating activities:
Net loss                                                                      $ (1,816,046)     $ (2,141,148)
                                                                               -----------      ------------

Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation and amortization                                                 3,085,374         3,019,700
   Minority interest in loss of subsidiaries                                       (15,302)          (16,337)
   (Decrease) increase in due to general partner and affiliates                    (15,935)          391,206
   Decrease in due from local general partner and affiliate                              0            60,033
   Decrease in accounts payable and other liabilities                              (67,743)         (145,355)
   Decrease in other assets                                                         19,328            63,387
   Increase in cash held in escrow                                                (920,718)         (330,257)
                                                                               -----------      ------------
   Total adjustments                                                             2,085,004         3,042,377
                                                                               -----------      ------------

     Net cash provided by operating activities                                     268,958           901,229
                                                                               -----------      ------------

Cash flows from investing activities:
   Acquisition of property and equipment                                           (85,574)         (220,133)
   Decrease in cash held in escrow                                                 322,393            77,000
   Increase in due to local general partners and affiliates                          2,958               321
   Decrease in due to local general partners and affiliates                       (166,078)       (2,089,666)
                                                                               -----------      ------------

     Net cash provided by (used in) investing activities                            73,699        (2,232,478)
                                                                               -----------      ------------

Cash flows from financing activities:
   Proceeds from mortgage notes payable                                                  0            71,932
   Repayment of mortgage notes                                                    (843,031)         (829,022)
   Decrease in capitalization of consolidated subsidiaries attributable
     to minority interest                                                          (18,296)          (48,507)
                                                                               -----------      ------------

     Net cash used in financing activities                                        (861,327)         (805,597)
                                                                               -----------      ------------

Net decrease in cash and cash equivalents                                         (518,670)       (2,136,846)

Cash and cash equivalents at beginning of period                                (2,395,044)        4,827,649
                                                                               -----------      ------------

Cash and cash equivalents at end of period                                     $ 1,876,374      $  2,690,803
                                                                               ===========      ============


See accompanying notes to consolidated financial statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -  General

           Independence Tax Credit Plus L.P. (the "Partnership") was formed pursuant to the laws of the State of Delaware on November 7, 1990 but had no activity until May 31, 1991, (which date is considered to be inception for financial accounting purposes), and commenced its public offering on July 1, 1991. The Partnership's business is to invest in other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. As of September 30, 1996 the Partnership has acquired an interest in 28 Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

           Pursuant to a public offering, the Partnership was authorized to issue 200,000 units ($200,000,000) of beneficial assignment certificates ("BACs") representing assignment of Limited Partnership Interests in the Partnership. As of September 30, 1996 the Partnership has raised a total of $76,786,000 from the sale of 76,786 BACs and no further issuance of BACs is anticipated.

           The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

           All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

           Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

           Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $15,000 and $25,000 and $25,000 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -  General (continued)

operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

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

           The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.


NOTE 2  -  Related Party Transactions

           An affiliate of the General Partner, Independence SLP, L.P., has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

           The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and six months ended September 30, 1996 and 1995 were as follows:

                                               Three Months Ended                   Six Months Ended
                                                  September 30,                       September 30,
                                          ----------------------------        ---------------------------
                                              1996              1995             1996              1995
                                          ----------         ---------        ---------         ---------
           Partnership management
             fees (a)                     $   25,000         $ 220,055        $  50,000         $ 440,110
           Expense reimbursement (b)          28,331            23,431           49,485            43,044
           Property management fees (c)      212,716           198,239          424,936           466,182
           Local administrative fee (d)       18,000            15,000           36,000            30,000
                                          ----------         ---------        ---------         ---------

                                          $  284,047         $ 456,725        $ 540,421         $ 979,336
                                          ==========         =========        =========         =========

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -  Related Party Transactions (continued)

Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $452,000 and $402,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

           (c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $212,716 and $198,239 and $424,936 and $466,182 for the three and six months ended September 30, 1996 and 1995, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $13,301 and $16,713 and $31,545 and $33,586 for the three and six months ended September 30, 1996 and 1995, respectively, which were also incurred to an affiliate of the Related General Partner.

           (d) Independence SLP, L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

           Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP, L.P. received their pro-rata share of profits, losses and tax credits.


NOTE 3  -  Commitments and Contingencies

           There were no changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

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

           As of September 30, 1996, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,491,000) of net proceeds in twenty-eight Local Partnerships of which approximately $987,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 1996, approximately $322,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

           Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $519,000 during the six months ended September 30, 1996 primarily due to net repayments of mortgage notes ($843,000), acquisitions of property and equipment ($86,000) and a net decrease in due to local general partners and affiliates ($163,000) which exceeded cash provided by operating activities ($269,000) and a decrease in cash held in escrow for investing activities ($322,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $3,085,000.

           An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at September 30, 1996 and March 31, 1996 was approximately $235,000 and $365,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

           Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $62,000 and $58,000 were received during the six months ended September 30, 1996 and 1995, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

           HUD previously released the proposed American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

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

           Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based Section 8 contracts, but there is no guarantee that such extension will be available in the future.

           For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

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

           Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

           The Partnership's results of operations for the three and six months ended September 30, 1996 and 1995 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

           Rental income remained fairly consistent with increases of approximately 2% and 3% for the three and six months ending September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to rental rate increases.

           Other income decreased approximately $30,000 and $42,000 for the three and six months ended September 30, 1996, respectively, as compared to the same periods in 1995 due to the receipt of a grant to be used for the payment of real estate taxes at one Local Partnership and the receipt of funds to be used for social services at another Local Partnership during the second quarter of 1995.

           Total expenses not including general and administrative and general and administrative-related parties increased less than 1% and approximately 1% for the three and six months ending September 30, 1996, respectively, as compared to the same periods in 1995.

           General and administrative increased approximately $81,000 and $176,000 for the three and six months ending September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to increases at five Local Partnerships. There was an increase in security at one Local Partnership, an increase in selling and renting expenses at a second, and an increase in bad debt expense at three other Local Partnerships.

           General and administrative-related parties decreased approximately $173,000 and $419,000 for the three and six months ending September 30, 1996, respectively, as compared to the same periods in 1995 primarily due to a decrease in partnership management fees payable to the General Partner.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)

                              By:    RELATED INDEPENDENCE ASSOCIATES L.P.
                                     a General Partner

                              By:    RELATED INDEPENDENCE ASSOCIATES INC.
                                     a General Partner

Date:  November 13, 1996

                                     By:   /s/ Alan P. Hirmes
                                           Alan P. Hirmes,
                                           Vice President
                                           (Principal Financial Officer)

Date:  November 13, 1996

                                     By:   /s/ Richard A. Palermo
                                           Richard A. Palermo,
                                           Treasurer
                                           (Principal Accounting Officer)