Form 10-Q
period 1996-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1997-02-14
CIK 869615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934



                         Commission File Number 0-20476



                        INDEPENDENCE TAX CREDIT PLUS L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                 13-3589920
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


625 Madison Avenue, New York, New York               10022
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                =============     =============
                                                 December 31,        March 31,
                                                     1996              1996*
                                                -------------     -------------
ASSETS

Property and equipment at cost,
    net of accumulated depreciation
    of $19,765,315 and $15,437,715,
    respectively                                $ 163,259,855     $ 167,478,231
Cash and cash equivalents                           2,001,401         2,395,044
Cash held in escrow                                 9,355,839         8,730,403
Deferred costs, net of accumulated
    amortization of $1,137,646 and
    $882,061, respectively                          2,998,468         3,254,053
Other assets                                        2,380,693         1,930,488
                                                -------------     -------------
Total assets                                    $ 179,996,256     $ 183,788,219
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgage notes payable                      $  99,766,879     $ 100,916,832
    Construction note payable                       6,740,018         6,740,018
    Accounts payable and other
       liabilities                                  6,565,420         6,470,526
    Due to local general partners and
       affiliates                                   5,923,323         5,979,525
    Due to general partner and
       affiliates                                     694,990           595,999
                                                -------------     -------------
Total liabilities                                 119,690,630       120,702,900
                                                -------------     -------------

Minority interest                                   6,796,486         6,850,591

Partners' capital:
    Limited partners (76,786 BACs
       issued and outstanding)                     53,656,923        56,355,255
    General partner                                  (147,783)         (120,527)
                                                -------------     -------------
Total partners' capital                            53,509,140        56,234,728
                                                -------------     -------------
Total liabilities and partners' capital         $ 179,996,256     $ 183,788,219
                                                =============     =============


* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)



                       ============================    ============================
                            Three Months Ended              Nine Months Ended
                               December 31,                    December 31,
                       ----------------------------    ----------------------------
                           1996            1995*           1996            1995*
                       ----------------------------    ----------------------------
Revenues
 Rental income         $  4,848,493    $  4,826,070    $ 14,550,082    $ 14,265,925
 Other income               154,984          82,543         331,005         300,795
                       ------------    ------------    ------------    ------------
                          5,003,477       4,908,613      14,881,087      14,566,720
                       ------------    ------------    ------------    ------------
Expenses
 General and
  administrative            782,170         673,610       2,290,320       2,005,733
 General and
  administrative-
  related parties
  (Note 2)                  276,611         479,069         837,032       1,458,405
 Repairs and
  maintenance               879,946         633,494       2,210,685       1,884,742
 Operating and
  other                     608,182         531,212       1,892,784       1,796,487
 Taxes                      282,692         309,798         942,117         937,147
 Insurance                  200,664         170,402         594,058         606,296
 Financial,
  principally
  interest                1,393,750       1,401,014       4,280,603       4,305,681
 Depreciation and
  amortization            1,497,811       1,501,320       4,583,185       4,521,020
                       ------------    ------------    ------------    ------------
                          5,921,826       5,699,919      17,630,784      17,515,511
                       ------------    ------------    ------------    ------------
Net loss before
 minority interest         (918,349)       (791,306)     (2,749,697)     (2,948,791)

Minority interest in
 loss of subsidiary
 partnerships                 8,807           4,144          24,109          20,481
                       ------------    ------------    ------------    ------------

Net loss               $   (909,542)   $   (787,162)   $ (2,725,588)   $ (2,928,310)
                       ============    ============    ============    ============
Net loss - limited
 partners              $   (900,446)   $   (779,290)   $ (2,698,332)   $ (2,899,027)
                       ============    ============    ============    ============
Net loss per
 BAC                   $     (11.73)   $     (10.15)   $     (35.14)   $     (37.75)
                       ============    ============    ============    ============


* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                               ================================================
                                                    Limited           General
                                    Total           Partners          Partners
                               ------------------------------------------------
Partners' capital-
 April 1, 1996                 $ 56,234,728      $ 56,355,255      $   (120,527)

Net loss                         (2,725,588)       (2,698,332)          (27,256)
                               ------------      ------------      ------------
Partners' capital-
 December 31,
 1996                          $ 53,509,140      $ 53,656,923      $   (147,783)
                               ============      ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated StatementS of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)


                                                    ============================
                                                          Nine Months Ended
                                                             December 31,
                                                    ----------------------------
                                                        1996             1995
                                                    ----------------------------
Cash flows from operating activities:
Net loss                                           $(2,725,588)     $(2,928,310)
                                                    -----------      -----------
Adjustments to reconcile net loss to
    net cash provided by
    operating activities:
    Depreciation and amortization                    4,583,185        4,521,020
    Minority interest in loss of
       subsidiaries                                    (24,109)         (20,481)
    Increase in due to general
       partner and affiliates                           98,991          341,200
    Decrease in due from local general
       partner and affiliates                                0           60,033
    Decrease in due from general
       partner and affiliates                                0          283,371
    Increase in accounts payable and
       other liabilities                                94,894           50,967
    Increase in other assets                          (450,205)        (390,562)
    Increase in cash held in escrow                   (947,829)        (484,154)
                                                    -----------      -----------
    Total adjustments                                3,354,927        4,361,394
                                                    -----------      -----------
       Net cash provided by operating
         activities                                    629,339        1,433,084
                                                    -----------      -----------

Cash flows from investing activities:
    Acquisition of property and
       equipment                                      (109,224)        (228,162)
    Decrease in cash held in escrow                    322,393          346,250
    Increase in due to local general
       partners and affiliates                          96,083              321
    Decrease in due to local general
       partners and affiliates                        (152,285)      (2,252,130)
                                                    -----------      -----------
       Net cash provided by (used in)
         investing activities                          156,967       (2,133,721)
                                                    -----------      -----------

Cash flows from financing activities:
    Proceeds from mortgage notes
       payable                                               0           85,744
    Repayment of mortgage notes                     (1,149,953)      (1,320,492)
    Decrease in capitalization of
       consolidated subsidiaries
       attributable to minority interest               (29,996)         (48,507)
                                                    -----------      -----------
       Net cash used in financing
         activities                                 (1,179,949)      (1,283,255)
                                                    -----------      -----------


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated StatementS of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)


                                                 ==============================
                                                          Nine Months Ended
                                                             December 31,
                                                 ------------------------------
                                                        1996             1995
                                                 ------------------------------
Net decrease in cash and cash
    equivalents                                     (393,643)        (1,983,892)

Cash and cash equivalents at
    beginning of period                            2,395,044          4,827,649
                                                 -----------        -----------
Cash and cash equivalents at
    end of period                                $ 2,001,401        $ 2,843,757
                                                 ===========        ===========

           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)


Note 1 - General

Independence Tax Credit Plus L.P. (the "Partnership") was formed pursuant to the laws of the State of Delaware on November 7, 1990 but had no activity until May 31, 1991, (which date is considered to be inception for financial accounting purposes), and commenced its public offering on July 1, 1991. The Partnership's business is to invest in other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. As of December 31, 1996 the Partnership has acquired an interest in 28 Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $10,000 and $39,000 and $35,000 for the three and nine months

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is generally equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 1 - General (continued)

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP, L.P., has a 1% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and nine months ended December 31, 1996 and 1995 were as follows:

                                 Three Months Ended         Nine Months Ended
                                    December 31,               December 31,
                            ------------------------    ------------------------
                                 1996         1995          1996          1995
                            ------------------------    ------------------------
Partnership
 management
 fees (a)                   $   25,000    $  220,055    $   75,000    $  660,165
Expense
 reimburse-
 ment (b)                       28,096        24,368        77,581        67,412
Property manage-
 ment fees (c)                 205,515       219,646       630,451       685,828
 Local adminis-
 trative fee (d)                18,000        15,000        54,000        45,000
                            ----------    ----------    ----------    ----------
                            $  276,611    $  479,069    $  837,032    $1,458,405
                            ==========    ==========    ==========    ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $477,000 and $402,000 were accrued and unpaid as of December 31, 1996 and March 31, 1996, respectively.

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

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $205,515 and $219,646 and $630,451 and $685,828 for the three and nine months ended December 31, 1996 and 1995, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $6,818 and $16,168 and $38,363 and $49,754 for the three and nine months ended December 31, 1996 and 1995, respectively, which were also incurred to an affiliate of the Related General Partner.

(d) Independence SLP, L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP, L.P. received their pro-rata share of profits, losses and tax credits.

Note 3 - Commitments and Contingencies

Rolling  Green  Associates,  L.P. ("Rolling  Green")
-----------------------------------------------------
In October 1993, certain Federal Grand Jury subpoenas were served upon employees of Rolling Green and upon Rolling Green's management agent as custodian of records. The subpoenas are part of a United States Attorney and Federal Grand Jury investigation

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 3 - Commitments and Contingencies (continued)

into the propriety and accuracy of Section 8 Housing Assistance Payments ("HAP") rent subsidies claimed by Rolling Green under its HAP Contract. The investigation dates back to mid 1993. Upon receiving its subpoena, the management agent promptly turned over the requested records. The management agent conducted its own investigation which has resulted in the discovery of tenancies which were incorrectly reported on earlier HAP subsidy vouchers. On its December 1993 and January 1994 HAP subsidy vouchers, Rolling Green returned to New York State Housing Finance Agency (the HAP contract administrator) adjustments in the approximate net amount of $91,000 to correct the previously incorrectly reported tenancies. Rolling Green believes the adjustments as filed are accurate and complete. However, because the matter is ongoing, no estimate can be made of any further adjustments deemed appropriate by the United States Attorney or New York State Housing Finance Agency. The United States Attorney for the Northern District of New York has pursued a civil action seeking undetermined penalties and damages, however, such action was only against the management company and not Rolling Green.

The Partnership's investment in this subsidiary partnership was approximately $2,872,000 and $2,883,000 at December 31 and March 31, 1996, respectively. The minority interest balance was $0 at December 31 and March 31, 1996. The net loss after minority interest for this subsidiary partnership amounted to approximately $73,000 and $3,000 and $11,000 and $77,000 for the three and nine months ended December 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds include (i) working capital reserves raised and interest earned thereon, and (ii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

The Partnership received $76,786,000 in Gross Proceeds from the sale of BACs pursuant to a public offering, resulting in net proceeds available for investment, after volume discounts, establishment of a working capital reserve, payment of sales commissions, acquisition fees and expenses, and offering expenses of $61,400,000.

As of December 31, 1996, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,491,000) of net proceeds in twenty-eight Local Partnerships of which approximately $987,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 1996, approximately $322,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $394,000 during the nine months ended December 31, 1996 primarily due to net repayments of mortgage notes ($1,150,000), acquisitions of property and equipment ($109,000) and a net decrease in due to local general partners and affiliates ($56,000) which exceeded cash provided by operating activities ($629,000) and a decrease in cash held in escrow for investing activities ($322,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $4,583,000.

An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at December 31, 1996 and March 31, 1996 was approximately $203,000 and $365,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $52,000 and $58,000 were received during the nine months ended December 31, 1996 and 1995, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

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

Results of Operations
---------------------

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

Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 1996 and 1995 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of less than 1% and approximately 2% for the three and nine months ending December 31, 1996, respectively, as compared to the same periods in 1995 primarily due to rental rate increases.

Other income increased approximately $72,000 and $30,000 for the three and nine months ended December 31, 1996, respectively, as compared to the same periods in 1995 primarily due to the receipt of insurance proceeds for fire damages by two Local Partnerships during the third quarter of 1996.

General and administrative increased approximately $109,000 and $285,000 for the three and nine months ended December 31, 1996, respectively, as compared to the same periods in 1995 primarily due to an increase in security expenses, at one Local Partnership, an increase in bad debt expense at two other Local Partnerships as well as small increases at four other Local Partnerships.

General and administrative-related parties decreased approximately $202,000 and $621,000 for the three and nine months ended December 31, 1996, respectively, as compared to the same periods in 1995 primarily due to a decrease in partnership management fees payable to the General Partner.

Repairs and maintenance increased approximately $246,000 and $326,00 for the three and nine months ended December 31, 1996, respectively, as compared to the same periods in 1995. This was primarily due to increases at six Local Partnerships. A new security system was installed at one Local Partnership. Two other Local Partnerships made repairs which were necessary due to fire damage. Increases at a fourth Local Partnership were the result of repainting apartments, heating and plumbing repairs and the installation of new lighting. A fifth Local Partnership replaced carpeting and made electrical repairs. A sixth Local Partnership redecorated some apartments and had an increase in snow removal due to the harsh winter.

Operating and other increased approximately $77,000 for the three months ended December 31, 1996 as compared to the same period in 1995 due to increases in utilities at three Local Partnerships.

Insurance increased approximately $30,000 for the three months ended December 31, 1996 as compared to the same period in 1995 primarily due to an overstatement of prepaid insurance at September 30, 1995 at one Local Partnership which was corrected in the fourth quarter.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  (27)     Financial Data Schedule (filed herewith).

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                         By:   RELATED INDEPENDENCE
                               ASSOCIATES L.P., a General Partner

                         By:   RELATED INDEPENDENCE
                               ASSOCIATES INC., a General Partner


Date:  February 13, 1997

                               By:  /s/ Alan P. Hirmes
                                    ------------------------
                                    Alan P. Hirmes,
                                    Vice President
                                    (principal financial officer)

Date:  February 13, 1997

                               By:  /s/ Richard A. Palermo
                                    ------------------------
                                    Richard A. Palermo,
                                    Treasurer
                                    (principal accounting officer)