Form 10-K
period 1997-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1997-06-30
CIK 869615

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the fiscal year ended March 31, 1997

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 0-20476


                       INDEPENDENCE TAX CREDIT PLUS L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   13-3589920
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 625 Madison Avenue, New York, New York                   10022
----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

    None

Securities registered pursuant to Section 12(g) of the Act:

    Beneficial Assignment Certificates (including underlying Limited Partnership Interests)

    (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

    None

Index to exhibits may be found on page 106

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

              On July 1, 1991, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated July 1, 1991, as supplemented by Master Supplement No. 1a thereto dated April 28, 1992 and Master Supplement No. 2a thereto dated November 3, 1992 (as so supplemented, the "Prospectus").

              As of March 31, 1997, the Partnership has received $76,786,000 of Gross Proceeds of the Offering from 5,351 investors and no further issuance of BACs is anticipated.

              The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the partnership interests in the Local Partnership. As of March 31, 1997, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 1997, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Partnerships of which approximately $987,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See
Item 2, Properties, below.

              The Partnership has been formed to invest in low-income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below:

              1. Entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

              One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

              There can be no assurance that the Partnership will achieve its investment objectives as described above.

              The U.S. Department of Housing and Urban Development ("HUD") previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based
Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream.

              Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

              The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees

              The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in the connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.       Properties.

              The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 1997. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.

                          Local Partnership Schedule

                                                                         % of Units Occupied at May 1
                                                                   -----------------------------------------
Name and Location (Number of Units)       Date Acquired            1997     1996     1995      1994     1993
-----------------------------------       -------------            ----     ----     ----      ----     ----
Harbor Court Limited Partnership          December 1991             98%     100%      88%       88%      100%
   Staten Island, NY (40)

Old Public Limited Partnership            December 1991             76%      77%      93%       87%      100%
   Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership     February 1992             98%      99%      99%       96%      100%
   Salem, OR (104)

655 North Street Limited Partnership      March 1992                84%      83%      89%       92%       95%
   Baton Rouge, LA (195)

Landreth Venture                          March 1992                94%      96%      95%      100%       90%
   Philadelphia, PA (47)

Homestead Apartments Associates Ltd.      March 1992                94%      93%      95%       96%       50%*
   Homestead, FL (123)

Bethel Villa Associates, L.P.             April 1992               100%     100%     100%       99%       83%(1)
   Wilmington, DE (150)

West Diamond Street Associates            May 1992                  89%      96%      96%       93%       60%(1)
   Philadelphia, PA (28)

Susquehanna Partners                      May 1992                  96%     100%      96%      100%       50%(1)
   Philadelphia, PA (47)

Boston Bay Limited Partnership            August 1992               99%     100%      99%       99%      100%
   Boston, MA (130)

Morrant Bay Limited Partnership           August 1992              100%      97%     100%      100%      100%
   Boston, MA (130)

Hope Bay Limited Partnership              August 1992               98%      98%     100%      100%      100%
   Boston, MA (45)

Lares Apartments Limited Partnership      August 1992              100%     100%     100%      100%        0%*
   Lares, PR (102)

Lajas Apartments Limited Partnership      August 1992              100%     100%     100%      100%      100%
   Lajas, PR (99)

Arlington-Rodeo Properties                August 1992              100%     100%      93%      100%        0%*
   Los Angeles, CA (29)



                          Local Partnership Schedule

                                                                         % of Units Occupied at May 1
                                                                   -----------------------------------------
Name and Location (Number of Units)       Date Acquired            1997     1996     1995      1994     1993
-----------------------------------       -------------            ----     ----     ----      ----     ----

Conifer Bateman Associates                August 1992              100%     100%     100%       96%      100%
   Lowville, NY (24)

Hampden Hall Associates, L.P.             September 1992           100%      99%      89%       96%        0%*
   St. Louis, MO (75)

Chester Renaissance Associates            September 1992           100%     100%      96%      100%       25%(1)
   Chester, PA (20)

Homestead Apts. II LTD.                   October 1992              95%      92%      95%       98%        0%*
   Homestead, FL (112)

P.S. 157 Associates, L.P.                 November 1992            100%      96%      98%      100%      100%
   New York, NY (73)

Cloisters Limited Partnership II          November 1992            100%      94%      97%       98%        0%*
   Philadelphia, PA (65)

Creative Choice Homes II, LTD.            December 1992             99%      99%     100%       99%        0%*
   Opa-Locka, FL (328)

Milford Crossing Associates L.P.          December 1992             99%      96%      96%      100%        0%*
   Milford, DE (73)

BX-7F Associates, L.P.                    January 1993              95%      98%      98%       99%       60%*(1)
   Bronx, NY (85)

Los Angeles Limited Partnership           May 1993                 100%      98%      99%        0%*
   Rio Piedras, PR (124)

Christine Apartments, L.P.                June 1993                 97%     100%     100%      100%
   Buffalo, NY (32)

Plainsboro Housing Partners, L.P.         July 1993                100%      98%      99%       13%(1)
   Plainsboro, NJ (126)

Rolling Green Associates, L.P.            October 1993              91%      97%      90%       91%
   Syracuse, NY (395)

*Properties still in construction phase.

(1)  Properties are in rent-up phase.

              Some of the Local Partnerships in which the Partnership has invested own existing Apartment Complexes which receive either Federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low- and moderate-income housing. FHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies and (iii) reduction of mortgage interest payments.

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

              See Item 1, Business, above, for the general competitive conditions to which the properties described above are subject.

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

              Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.       Legal Proceedings.

              This information is incorporated by reference to the discussion of Rolling Green in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

              As of March 31, 1997, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

              Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

              There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

              As of May 1, 1997, the Partnership has approximately 5,243 registered holders of an aggregate of 76,786 BACs.

              All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

              There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.       Selected Financial Data.

              The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                                         For the Year Ended March 31
                             -----------------------------------------------------------------------------------
OPERATIONS                         1997              1996             1995              1994            1993
                             -------------     -------------    -------------      ------------   --------------
Revenues                     $  19,592,514     $  19,169,610    $  18,061,137      $ 14,024,220   $    3,816,728

Operating expenses              24,855,977        24,084,097       21,848,948        16,549,054        4,817,238
                             -------------     -------------    -------------      ------------   --------------

Loss before minority
   interest                     (5,263,463)       (4,914,487)      (3,787,811)       (2,524,834)      (1,000,510)

Minority interest in loss of
   subsidiary partnerships          33,343            32,193           32,583            24,646            1,018
                             -------------     -------------    -------------      ------------   --------------

Net loss                     $  (5,230,120)    $  (4,882,294)   $  (3,755,228)     $ (2,500,188)  $     (999,492)
                             =============     =============    =============      ============   ==============
Net loss per weighted
   average BAC               $      (67.43)    $      (62.95)   $      (48.42)     $     (32.23)  $       (17.36)
                             =============     =============    =============      ============   ==============
                                                                 March 31
                             -----------------------------------------------------------------------------------
FINANCIAL POSITION                1997              1996             1995              1994            1993
                             -------------     -------------    -------------      ------------   --------------

Total assets                  $177,448,837      $183,788,219     $189,946,896      $202,231,410    $ 145,354,121
                             =============     =============    =============      ============   ==============
Total liabilities             $119,748,949      $120,702,900     $121,484,923      $131,248,328    $  71,077,055
                             =============     =============    =============      ============   ==============
Minority interest             $  6,695,280      $  6,850,591     $  7,344,951      $  6,110,832    $   6,904,628
                             =============     =============    =============      ============   ==============
Total partners' capital       $ 51,004,608      $ 56,234,728     $ 61,117,022      $ 64,872,250    $  67,372,438
                             =============     =============    =============      ============   ==============

              During the years ended March 31, 1997 and 1996, total assets decreased primarily due to depreciation of approximately $6,000,000 for each year. During the year ended March 31, 1995, total assets and total liabilities decreased primarily due to the payment of accounts payable and other liabilities and development fees and other amounts due to local general partners and affiliates totaling approximately $11,000,000. During the years ended March 31, 1994 and 1993, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $66,000,000 and $41,000,000 and construction in progress increased approximately $16,000,000 and $28,000,000, respectively. Mortgage notes increased approximately $39,000,000 and $28,000,000 and construction notes increased approximately $20,000,000 and $26,000,000, respectively.

Cash Distributions

              The Partnership has made no distributions to the BACs holders as of March 31, 1997.

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

              As of March 31, 1997, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,500,000) of net proceeds in twenty-eight Local Partnerships of which approximately $987,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the year ended March 31, 1997, approximately $322,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

              Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $308,000 during the year ended March 31, 1997, primarily due to net repayments of mortgage notes ($1,865,000), acquisitions of property and equipment ($254,000), an increase in cash held in escrow for investing activities ($368,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($122,000) which exceeded cash provided by operating activities ($2,103,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($198,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $6,141,000.

              An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at March 31, 1997 and 1996 was approximately $181,000 and $365,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

              Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $52,000, $59,000 and $3,000 were received during the years ended March 31, 1997, 1996, and 1995, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

              The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $8,566,000, of which $3,240,000, $200,000, and $0 had expired as of March 31, 1997, 1996, and 1995, respectively. As of March 31, 1997, 1996, and 1995, approximately $924,000, $824,000 and $799,000, respectively, had been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships. All operating deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

              The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

              Partnership management fees owed to the General Partner amounting to approximately $489,000 and $402,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

              HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream.

              Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

              For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the credit period.

              Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              The following is a summary of the results of operations of the Partnership for the years ended March 31, 1997, 1996, and 1995 (the 1996, 1995, and 1994 Fiscal Years, respectively.)

              The Partnership's results of operations for the 1996, 1995 and 1994 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

              The net loss for the 1996, 1995, and 1994 Fiscal Years totaled $5,230,120, $4,882,294 and $3,755,228, respectively.

              The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,971,306, $11,969,116 and $9,809,218 Housing Tax Credits during the 1996, 1995 and 1994 tax years, respectively.

1996 vs. 1995

              Rental income remained fairly consistent with an increase of approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to rental rate increases.

              Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance and taxes remained fairly consistent with a decrease of approximately 2% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year.

              General and administrative expenses increased approximately $661,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. This was primarily due to an increase in security at two Local Partnerships, an increase in bad debt expense at two other Local Partnerships, an increase in payroll and bad debt expense at a fifth Local Partnership and small increases at three other Local Partnerships.

              General and administrative-related parties decreased approximately $591,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to a decrease in partnership management fees payable to the General Partner.

              Repairs and maintenance increased approximately $393,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. This was primarily due to increases at six Local Partnerships. A new security system was installed at one Local Partnership. Two other Local Partnerships replaced the carpeting in the apartments. Increases at a fourth Local Partnership were the result of repainting apartments, heating and plumbing repairs and the installation of new lighting. A fifth Local Partnership repainted the building. A sixth Local Partnership redecorated some apartments and had an increase in snow removal due to the harsh winter.

              Taxes increased approximately $314,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to an underaccrual of real estate taxes at three Local Partnerships in 1995.

1995 vs. 1994

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

              Total expenses excluding repairs and maintenance, operating and other, and financial expenses remained fairly consistent with an increase of approximately 5% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

              Repairs and maintenance increased approximately $403,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to four Local Partnerships addressing the physical needs of their properties. Two Local Partnerships repainted the exterior and replaced doors, repaired roofing and had interior painting done for individual units as needed. Another Local Partnership installed new security and fire doors on all units and replaced windows as needed. The fourth Local Partnership was under construction in the 1994 Fiscal Year and therefore incurred more repairs and maintenance expenses in the 1995 Fiscal Year.

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

Results of Operations of Certain Local Partnerships

              Rolling Green Associates, L.P. ("Rolling Green")

              In October 1993, certain Federal Grand Jury subpoenas were served upon employees of Rolling Green and upon Rolling Green's management agent as custodian of records. The subpoenas are part of a United States Attorney and Federal Grand Jury investigation into the propriety and accuracy of Section 8 Housing Assistance Payments ("HAP") rent subsidies claimed by Rolling Green under its HAP Contract. The investigation dates back to mid 1993. Upon receiving its subpoena, the management agent promptly turned over the requested records. The management agent conducted its own investigation which resulted in the discovery of tenancies that were incorrectly reported on earlier HAP subsidy vouchers. On its December 1993 and January 1994 HAP subsidy vouchers, Rolling Green returned to New York State Housing Finance Agency (the HAP contract administrator) net adjustments approximating $91,000 to correct the previously incorrectly reported tenancies. However, since this is an ongoing matter, no estimate can be made of any further adjustments deemed appropriate by the United States Attorney or New York State Housing Finance Agency. The United States Attorney for the Northern District of New York has advised of his intent to pursue a civil action seeking undetermined penalties and damages.

              The Partnership's investment in Rolling Green was approximately $2,497,000 and $2,883,000 at March 31, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Rolling Green amounted to approximately $385,000, $169,000, and $329,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

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

              There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 8.       Financial Statements and Supplementary Data.

                                                                                      Sequential
                                                                                         Page
                                                                                      -----------
(a) 1.        Consolidated Financial Statements

              Independent Auditors' Report                                               16

              Consolidated Balance Sheets at March 31, 1997 and 1996                     87

              Consolidated Statements of Operations for the Years Ended
              March 31, 1997, 1996 and 1995                                              88

              Consolidated Statements of Changes in Partners' Capital for the
              Years Ended March 31, 1997, 1996 and 1995                                  89

              Consolidated Statements of Cash Flows for the Years Ended
              March 31, 1997, 1996 and 1995                                              90

              Notes to Consolidated Financial Statements                                 92


                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

              We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (1996, 1995 and 1994 Fiscal Years) subsidiary partnerships whose losses aggregated $4,657,401, $4,001,728 and $2,665,705 for the 1996, 1995 and 1994 Fiscal
Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 1997 and 1996, presented in the accompanying consolidated financial statements. The financial statements for twenty-eight (1996, 1995 and 1994 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it related to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.

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

              In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari, LLP


New York, New York
June 27, 1997

                       [KMPG Peat Marwick LLP Letterhead]



                          Independent Auditors' Report




The Partners
Harbor Court Limited Partnership:

We have audited the accompanying balance sheets of Harbor Court Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            /s/ KPMG Peat Marwick LLP
                                            -------------------------

New York, New York
January 31, 1997

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


                                        /s/ KPMG PEAT MARWICK LLP

January 31, 1996

                      [Crews and Company Letterhead]

                              Sheffield, Alabama


                                 May l2, 1997



To the Partners
Old Public Limited Partnership
512 Hood Lakes Road
Lawrenceburg, Tennessee 38464

We have audited the accompanying balance sheet of Old Public Limited Partnership, (a partnership) as of December 31, 1996, and the related statements of operations, partners capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Public Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Crews and Company
---------------------

            [Letterhead of Crews and Company - Sheffield, Alabama]


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


                                            Crews and Company

             [CREWS AND COMPANY - SHEFFIELD, ALABAMA - LETTERHEAD]


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

                              /s/ CREWS AND COMPANY

                            [MACK ROBERTS Letterhead]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Mack, Roberts & Co., L.L.C.
-------------------------------
MACK, ROBERTS & CO., L.L.C.
Portland, Oregon

February 18, 1997

         [MERINA MCCOY GERRITZ, P.C. - WEST LINN, OREGON - LETTERHEAD]


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


/s/ MERINA MCCOY GERRITZ

Merina McCoy Gerritz, CPA's, P.C.
February 20, 1995

                [Pailet, Meunier and LeBlanc, L.L.P. Letterhead]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana:

We have audited the accompanying balance sheets of HUD Project No. 064-12001 of the 655 North Street Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1997, on our consideration of 655 North Street Limited Partnership's internal control structure and reports dated January 22, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.




Metairie, Louisiana                    /s/ Pailet, Meunier & LeBlanc, LLP
January 22, 1997                       ----------------------------------

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


                                   /s/ PAILET, MEUNIER AND LEBLANC

Metairie, Louisiana
January 27, 1995

                     [J. H. WILLIAMS & CO., LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Landreth Venture (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Landreth Venture (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of
(loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ J.H. Williams & Co., LLP
----------------------------

Kingston, Pennsylvania
February 12, 1997

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

                     [Reznick Fedder & Silverman Letterhead]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Homestead Apartments Associates, Ltd.

     We have audited the accompanying balance sheets of Homestead Apartments Associates, Ltd., as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------

Charlotte, North Carolina
January 20, 1997

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

                     [Reznick Fedder & Silverman Letterhead]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Bethel Villa Associates, L.P.

     We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 1996 and 1995, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended. in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 1997 on our consideration of Bethel Villa Associates, L.P.'s internal control structure and on its compliance with specific requirements applicable to major DSHA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.





                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------

Bethesda, Maryland                          Federal Employer
January 22, 1997                             Identification Number:
                                             52-1088612


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


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                      Federal Employer
January 27, 1996                          Identification Number:
                                          52-1088612

Audit Principal: Lester A. Kanis

                        [Asher&Company, Ltd. Letterhead]



                          Independent Auditors' Report
                          ----------------------------



The Partners
West Diamond Street Associates
 T/A Sedgley Park Apartments
Marlton, New Jersey

     We have audited the accompanying balance sheet of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. 0-0198, as of December 31, 1996 and the related statements of profit and loss, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. 0-0198, as of December 31, 1995 were audited by other auditors, whose report dated January 29, 1996 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. 0-0198, as of December 31, 1996, and the results of its operations, changes in its Partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. 0-0198, internal control structure and a report dated January 29, 1997 on its compliance with applicable laws and regulations.

                                                             Asher&Company, Ltd.



Page Two
The Partners
West Diamond Street Associates
 T/A Sedgley Park Apartments

     Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole. The supplementary information for 1995 was subjected to the auditing procedures applied in the audit of the basic 1995 financial statements by the other auditors. Their report as of January 29, 1996, stated that, in their opinion, such information was fairly stated in all material respects in relation to the basic 1995 financial statements taken as a whole.



                                            /s/ Asher & Company, Ltd.
                                            -------------------------
                                            ASHER & COMPANY, Ltd.



Philadelphia, Pennsylvania
January 29, 1997

   [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA - LETTERHEAD]


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


                                             /s/ SHORE, AVRACH & COMPANY, P.C.
                                             Certified Public Accountants

January 29, 1996

                     [J. H. WILLIAMS & CO., LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss) , changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership 'a general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits .

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co., LLP
----------------------------

Kingston, Pennsylvania
February 7, 1997

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


                                        /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 12, 1996

                   [Robert Ercolini & Company LLP Letterhead]




                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1997 on our consideration of Boston Bay Limited Partnership's internal control structure, a report dated January 28, 1997 on its compliance with laws and regulations, and reports dated January 28, 1997 on its compliance with specific requirements applicable to HUD programs.

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




/s/ Robert Ercolini & Company LLP
---------------------------------


January 28, 1997
Boston, Massachusetts

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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


/s/ ROBERT ERCOLINI & COMPANY

January 26, 1996

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 13 through 26) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


/s/ ROBERT ERCOLINI & COMPANY

February 5, 1995

                   [Robert Ercolini & Company LLP Letterhead]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Morrant Bay Limited Partnership's internal control structure, a report dated January 27, 1997 on its compliance with laws and regulations, and reports dated January 27, 1997 on its compliance with specific requirements applicable to HUD programs.

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



/s/ Robert Ercolini & Company LLP
---------------------------------


January 27, 1997
Boston, Massachusetts

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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


/s/ ROBERT ERCOLINI & COMPANY

February 5, 1995

                   [Robert Ercolini & Company LLP Letterhead]



                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Hope Bay Limited Partnership's internal control structure, a report dated January 21, 1997 on its compliance with laws and regulations, and reports dated January 21, 1997 on its compliance with specific requirements applicable to HUD programs.

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




/s/ Robert Ercolini & Company LLP
---------------------------------



January 21, 1997
Boston, Massachusetts

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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

       [ROBERT ERCOLINI & COMPANY - BOSTON, MASSACHUSETTS - LETTERHEAD]


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

                       [ARMANDO A. SUAREZ, CPA Letterhead]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Lares Apartments Limited Partnership

     I have audited the accompanying balance sheets of Lares Apartments Limited Partnership (FmHA Project No.: 63-034-660467896) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, FmHA Project No.: 63-034-660467896, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

     My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 and 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


                                            /s/ Armando A. Suarez, CPA
                                            --------------------------
                                            Armando A. Suarez, CPA
February 4, 1997
San Juan, Puerto Rico



The stamp #1379918 of the CPA's College of PR was affixed to the original of this report.

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

                       [ARMANDO A. SUAREZ, CPA Letterhead]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Lajas Apartments Limited Partnership

     I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements (FmHA Project No.: 63-017660422313) are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, FmHA Project No.: 63-017660422313, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




                                            /s/ Armando A. Suarez, CPA
                                            --------------------------
                                            Armando A.. Suarez,CPA

January 15, 1997 /
San Juan, Puerto Rico

The stamp #1379921 of the CPA's College of PR was affixed to the original of this report.

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

                             [REE & KIM Letterhead]



To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1996 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/Ree and Kim
--------------

Los Angeles, California
February 25, 1997

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


/s/ REE & KIM

Los Angeles, California
February 24, 1995

                  [CORTLAND L. BROVITZ & CO., P.C. Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners' of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1996 and 1995 and the related statements of changes in partners' equity, equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1996 and 1995 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            Respectfully Submitted,

                                            /s/Cortland L. Brovitz & Co., P.C.
                                            ----------------------------------
                                            Cortland L. Brovitz & Co., P.C.
                                            Certified Public Accountants

Rochester, New York
January 27, 1997

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


                                        Respectfully Submitted,

                                        /s/ CORTLAND L. BROVITZ & CO., P.C.

                                        CORTLAND L. BROVITZ & CO., P.C.
                                        Certified Public Accountants

Rochester, New York
January 21, 1996

                        [Mortland & Co. P.C. Letterhead]



                          Independent Auditors' Report
                          ----------------------------

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1996 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Mortland & Co. P.C.
-----------------------


St. Louis, Missouri
February 25, 1997

           [MORTLAND & CO., P.C. - ST. LOUIS, MISSOURI - LETTERHEAD]


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


                                        /s/ MORTLAND & CO., P.C.

February 26, 1996

           [MORTLAND & CO., P.C. - ST. LOUIS, MISSOURI - LETTERHEAD]


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


                                        /s/ MORTLAND & CO., P.C.

February 28, 1995

                     [J. H. WILLIAMS & CO., LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Chester Renaissance Associates (a Limited Partnership)
Chester, Pennsylvania

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J.H. Williams & Co. LLP
---------------------------


Kingston, Pennsylvania
February 9, 1997

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

                     [Reznick Fedder & Silverman Letterhead]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Homestead Apartments Associates II, Ltd.

     We have audited the accompanying balance sheet of Homestead Apartments Associates II, Ltd., as of December 31, 1996 and 1995, and the related statement of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------

Charlotte, North Carolina
January 20, 1997

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


                                        /s/ REZNICK FEDDER & SILVERMAN

Charlotte, North Carolina
January 19, 1996

         [Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP
-----------------------------------------------------


January 14, 1997
Great Neck, NY

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


/s/ VENGROVE, ZAPOLSKY, MCCOURT, KLEIN & PETITTO, LLP

February 8, 1996
Great Neck, NY

                     [J. H. WILLIAMS & CO., LLP Letterhead]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Cloisters Limited Partnership II
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Cloisters Limited Partnership II as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ J.H. Williams & Co., LLP
----------------------------



Kingston, Pennsylvania
February 11, 1997

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

                     [Reznick Fedder & Silverman Letterhead]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
 (A Limited Partnership)
 d/b/a The Gardens Apartments

     We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments as of December 31,1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments as of December 31,1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 7, 1997 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments' internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


                                                /s/ Reznick Fedder & Silverman
                                                ------------------------------
Bethesda, Maryland                              Federal Employer
February 7, 1997                                 Identification Number:
                                                 52-1088612

Audit Principal: Craig Birmingham

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


                                        /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland                      Federal Employer
February 13, 1996                         Identification Number:
                                          52-1088612

Audit Principal: Craig Birmingham

       [MARK ESCOFFERY, P.A. - PALM BEACH GARDENS, FLORIDA - LETTERHEAD]


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


                                        /s/ MARK ESCOFFERY, P.A.

February 25, 1995
Federal I.D.# 65-0069490
Lead Auditor for the Firm - Mark A.H. Escoffery, C.P.A.

                    [HALBERT, KATZ & CO., P. C.-Letterhead]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Partners
Milford Crossing Associates, L.P
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P. as of December 31, 1996 and 1995 and the related statements of income partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P., at December 31, 1996 and December 31, 1995 and the results of its operations changes in partners' capital (capital deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 12) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




/s/ Halbert, Katz & Co., P.C.
-----------------------------


Philadelphia, Pennsylvania
January 30, 1997

     [HALBERT, KATZ & CO., P.C. - PHILADELPHIA, PENNSYLVANIA - LETTERHEAD]

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


/s/ HALBERT, KATZ & CO., P.C.

January 30, 1996

              BERNHARDT, KARLITZ, HAYDEN & DECRUZE LLP lETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 1996 and 1995 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Bernhardt, Karlitz, Hayden & DeCruze LLP
--------------------------------------------
White Plains, NY
February 13, 1997

                  [BERNHARDT, KARLITZ, HAYDEN & DECRUZE, LLP
                    - WHITE PLAINS, NEW YORK - LETTERHEAD]


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


/s/ BERNHARDT, KARLITZ, HAYDEN & DECRUZE

Bernhardt, Karlitz, Hayden & DeCruze
January 23, 1995

                    [Amilcar Torres Rivera, CPA Letterhead]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheet of Los Angeles Limited Partnership as of December 31, 1996, and the related statement of loss, changes in Partner's equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 1996, and the results of its operations, cash flows and changes in partner's equity for the year then ended in conformity with generally accepted accounting principles.





                                            /s/ Amilcar Torres Rivera, CPA
                                            ------------------------------
 Stamp #1369539 of the                      Amilcar Torres Rivera, CPA
 Puerto Rico Society of
 CPA's has been affixed
 to the original.

 San Juan, Puerto Rico
 February 12, 1997

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


                                        /s/ AMILCAR TORRES RIVERA, CPA

                                        Amilcar Torres Rivera, CPA
                                        License No. 1876

Stamp #1261776 was
affixed to the original

San Juan, Puerto Rico
February 3, 1995

                    [TOSKI, SCHAEFER & CO., P.C. Letterhead]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 1996 and 1995 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 1997 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.



                                       /s/ Toski, Schaefer & Co., P.C.
                                       -------------------------------

Williamsville, New York
January 30, 1997

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

                     [Reznick Fedder & Silverman Letterhead]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Plainsboro Housing Partners
 Limited Partnership

     We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 1996 and 1995, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                       /s/ Reznick Fedder & Silverman
                                       ------------------------------


Baltimore, Maryland
January 24, 1997

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


                                        /s/ REZNICK FEDDER & SILVERMAN

Baltimore, Maryland
January 20, 1995

                        [Asher&Company, Ltd. Letterhead]



                          Independent Auditors' Report
                          ----------------------------



The Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

     We have audited the accompanying balance sheet of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1996 and the related statements of profit and loss, Partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1995 were audited by other auditors whose report dated January 18, 1996 was qualified because they were unable to confirm accounts receivable, government.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1996 and the results of its operations, changes in its Partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                             Asher&Company, Ltd.

Page Two
The Partners
Rolling Green Associates, L.P.

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1997 on our consideration of Rolling Green Associates, LP.'s (A Limited Partnership) internal control structure, and reports dated January 23, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

     Our audit was made for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic 1996 financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.




                                       /s/ Asher&Company, Ltd.
                                       -----------------------
                                       ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 23, 1997

   [SHORE, AVRACH & COMPANY, P.C. - PHILADELPHIA, PENNSYLVANIA - LETTERHEAD]


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


                                        /s/ SHORE, AVRACH & COMPANY, P.C.

                                        Certified Public Accountants

January 18, 1996

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                         March 31
                                                                              -------------------------------
                                                                                  1997              1996*
                                                                              -------------     -------------
                         ASSETS

Property and equipment at cost, less accumulated depreciation
   (Notes 2 and 4)                                                            $161,897,905      $167,478,231
Cash and cash equivalents (Notes 2 and 10)                                       2,087,057         2,395,044
Cash held in escrow (Note 5)                                                     8,777,109         8,730,403
Deferred costs, less accumulated amortization (Notes 2 and 6)                    2,943,927         3,254,053
Other assets                                                                     1,742,839         1,930,488
                                                                              ------------      ------------

                                                                              $177,448,837      $183,788,219
                                                                              ============      ============

           LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Mortgage notes payable (Note 7)                                             $99,092,259      $100,916,832
   Construction notes payable (Note 7)                                           6,740,018         6,740,018
   Accounts payable and other liabilities                                        6,814,714         6,470,526
   Due to local general partners and affiliates (Note 8)                         6,341,448         6,009,525
   Due to general partner and affiliates                                           760,510           565,999
                                                                              ------------      ------------

                                                                               119,748,949       120,702,900

Minority interest                                                                6,695,280         6,850,591
                                                                              ------------      ------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital
   Limited partners (76,786 BACs issued and outstanding)                        51,177,436        56,355,255
   General partner                                                                (172,828)         (120,527)
                                                                              ------------      ------------

                                                                                51,004,608        56,234,728
                                                                              ------------      ------------
                                                                              $177,448,837      $183,788,219
                                                                              ============      ============


*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended March 31
                                                              ----------------------------------------------
                                                                  1997            1996*             1995*
                                                              -----------      -----------       -----------
Revenues
   Rental income                                              $18,924,741      $18,552,471       $17,185,037
   Other income                                                   667,773          617,139           876,100
                                                              -----------      -----------       -----------

                                                               19,592,514       19,169,610        18,061,137
                                                              -----------      -----------       -----------

Expenses
   General and administrative                                   3,828,769        3,168,207         3,155,215
   General and administrative-related parties (Note 8)          1,165,168        1,756,654         1,830,282
   Repairs and maintenance                                      3,252,181        2,859,589         2,456,673
   Operating and other                                          1,989,111        1,916,038         1,719,919
   Taxes                                                        1,763,193        1,210,046         1,135,407
   Insurance                                                      951,050          979,238           917,174
   Financial, principally interest                              5,765,176        6,010,397         4,956,233
   Depreciation and amortization                                6,141,329        6,183,928         5,678,045
                                                              -----------      -----------       -----------

                                                               24,855,977       24,084,097        21,848,948
                                                              -----------      -----------       -----------

Loss before minority interest                                  (5,263,463)      (4,914,487)       (3,787,811)

Minority interest in loss of subsidiary partnerships               33,343           32,193            32,583
                                                              -----------      -----------       -----------

Net loss                                                      $(5,230,120)     $(4,882,294)      $(3,755,228)
                                                              ===========      ===========       ===========
Net loss-limited partnership interests                        $(5,177,819)     $(4,833,471)      $(3,717,676)
                                                              ===========      ===========       ===========
Number of BACs outstanding                                         76,786           76,786            76,786
                                                              ===========      ===========       ===========
Net loss per BAC                                              $    (67.43)     $    (62.95)      $    (48.42)
                                                              ===========      ===========       ===========



*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                                  Limited         General
                                                                Total             Partners        Partner
                                                             -----------        -----------      ---------
Partners' capital - April 1, 1994                            $64,872,250        $64,906,402       $(34,152)

Net loss                                                      (3,755,228)        (3,717,676)       (37,552)
                                                             -----------        -----------      ---------

Partners' capital - March 31, 1995                            61,117,022         61,188,726        (71,704)

Net loss                                                      (4,882,294)        (4,833,471)       (48,823)
                                                             -----------        -----------      ---------
Partners' capital - March 31, 1996                            56,234,728         56,355,255       (120,527)

Net loss                                                      (5,230,120)        (5,177,819)       (52,301)
                                                             -----------        -----------      ---------
Partners' capital - March 31, 1997                           $51,004,608        $51,177,436      $(172,828)
                                                             ===========        ===========      =========



See accompanying notes to consolidated financial statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Year Ended March 31
                                                             -----------------------------------------------
                                                                  1997            1996*             1995*
                                                             ------------    -------------     -------------
Cash flows from operating activities:
   Net loss                                                  $ (5,230,120)   $  (4,882,294)    $  (3,755,228)
                                                             ------------    -------------     -------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                              6,141,329        6,183,928         5,678,045
     Loss on sale of property and equipment                             0                0             1,927
     Minority interest in loss of subsidiaries                    (33,343)         (32,193)          (32,583)
     (Increase) decrease in assets:
       Cash held in escrow                                        321,640       (2,153,861)           (7,613)
       Deferred costs                                               3,150                0                 0
       Due from local general partners and affiliates                   0           17,069              (100)
       Other assets                                               187,649          433,216          (256,263)
     Increase (decrease) in liabilities:
       Accounts payable and other liabilities                     384,693          927,143        (1,256,057)
       Due to local general partners and affiliates               133,916         (138,924)         (246,577)
       Due to general partner and affiliates                      194,511          789,823           680,047
                                                             ------------    -------------     -------------
     Total adjustments                                          7,333,545        6,026,201         4,560,826
                                                             ------------    -------------     -------------
Net cash provided by operating activities                       2,103,425        1,143,907           805,598
                                                             ------------    -------------     -------------

Cash flows from investing activities:
   Acquisition of property and equipment                         (254,027)        (902,196)         (918,518)
   Increase in construction in progress                                 0                0        (8,973,171)
   (Increase) decrease in cash held in escrow                    (368,346)        (121,719)        4,668,524
   Increase in deferred costs                                           0                0           (30,482)
   Decrease in accounts payable and other liabilities                   0                0        (1,350,274)
   Decrease in due from local general
     partners and affiliates                                            0           42,964            31,199
   Increase in due to local general partners and affiliates             0        1,002,468                 0
   Decrease in due to local general partners and affiliates      (196,795)      (1,602,159)       (7,324,235)
                                                             ------------    -------------     -------------
Net cash used in investing activities                            (819,168)      (1,580,642)      (13,896,957)
                                                             ------------    -------------     -------------

Cash flows from financing activities:
   (Increase) decrease in deferred costs                                0          (56,700)          556,732
   Decrease in due from local general
     partners and affiliates                                            0                0           225,157
   Proceeds from construction notes                                     0                0         3,600,626
   Repayment of construction notes                                      0                0       (13,804,268)
   Decrease in due from general partner and affiliates                  0                0           123,500
   Proceeds from mortgage notes                                         0           58,120        17,667,975
   Repayment of mortgage notes                                 (1,865,078)      (1,791,820)       (7,547,050)
   Increase in due to local general partners and affiliates       394,802          312,441                 0
   Decrease in due to local general partners and affiliates             0          (55,744)         (602,311)
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest              (121,968)        (462,167)        1,266,702
                                                             ------------    -------------     -------------
Net cash (used in) provided by financing activities            (1,592,244)      (1,995,870)        1,487,063
                                                             ------------    -------------     -------------

* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)

                                                                          Year Ended March 31
                                                            -----------------------------------------------
                                                                 1997            1996*              1995
                                                            ------------     ------------      ------------
Net decrease in cash and cash equivalents                       (307,987)      (2,432,605)      (11,604,296)

Cash and cash equivalents at beginning of year                 2,395,044        4,827,649        16,431,945
                                                            ------------     ------------      ------------

Cash and cash equivalents at end of year                      $2,087,057       $2,395,044       $ 4,827,649
                                                            ============     ============      ============

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                     $4,807,010       $5,286,969       $ 4,881,152

Supplemental disclosure of noncash investing
   and financing activities:
   Property and equipment reclassified to
     deferred costs                                           $        0       $  451,335       $         0
   Decrease in due from general partner and affiliates
     offset by due to general partner and affiliates                   0          283,371                 0
   Increase in mortgage notes payable reclassified from
     accounts payable and other liabilities                       40,505           40,528                 0
   Construction in progress reclassified to
     property and equipment                                            0                0        14,998,176
   Construction notes payable satisfied through
     mortgage notes payable                                            0                0        15,912,786
   Increase in property and equipment through
     mortgage notes payable                                            0                0           418,719


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

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

              The Partnership has acquired interests in twenty-eight Local Partnerships as of March 31, 1997.

              The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1997, the Partnership has raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

              The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.


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

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

              b)  Basis of Consolidation (Continued)

                  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                  Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $34,000, $69,000 and $46,000 for the years ended March 31, 1997, 1996 and 1995, respectively (the 1996, 1995 and 1994 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              c)  Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

              d)  Property and Equipment

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

                  Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 2  -     Summary of Significant Accounting Policies (Continued)

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

              f)  Organization and Offering Costs

                  Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered organization expenses. These costs are capitalized and amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

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

              i)  Reclassification of Financial Statement Presentation

                  Certain reclassifications have been made to the Fiscal 1995 and Fiscal 1994 financial statements to conform with the Fiscal 1996 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.


NOTE 3  -     Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non trading purposes) for which it is practicable to estimate that value:

              Cash and Cash Equivalents and Cash Held in Escrow

              The carrying amount approximates fair value.

              Mortgage Notes Payable

              The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 3  -     Fair Value of Financial Instruments (Continued)

              The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                               March 31, 1997                 March 31, 1996
                                                         ---------------------------    --------------------------
                                                           Carrying                      Carrying
                                                            Amount       Fair Value      Amount**      Fair Value
                                                         ------------    -----------    -----------    -----------
              Mortgage notes payable for which it is:
              Practicable to estimate fair value          $22,882,616    $22,257,297    $23,393,761    $22,728,217
              Not practicable                              76,209,643        *           77,523,071        *

              * Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

              **Reclassified for comparative purposes.

              The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

NOTE 4  -     Property and Equipment

              The components of property and equipment are as follows:

                                                                      March 31                  Estimated
                                                           -------------------------------     Useful Lives
                                                                  1997            1996           (Years)
                                                           -------------------------------     ------------
              Land                                          $   5,777,188    $   5,777,188           -
              Building and improvements                       175,432,328      175,250,641         15-40
              Furniture and fixtures                            1,960,457        1,888,117          3-10
                                                            -------------    -------------
                                                              183,169,973      182,915,946

              Less:  Accumulated depreciation                 (21,272,068)     (15,437,715)
                                                            -------------    -------------

                                                             $161,897,905     $167,478,231
                                                            =============    =============

              Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 1997 and 1996. In addition, as of March 31, 1997 and 1996, building and improvements include approximately $4,378,000 of capitalized interest.

              In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the local general partners and affiliates, net of approximately $979,000 earned by the Partnership.
Such fees have been included in the cost of property and equipment.

              During the 1995 Fiscal Year, one subsidiary partnership reclassified $520,771and $69,436 from building and improvements and accumulated depreciation, respectively, to deferred costs-financing expenses and accumulated amortization.

              Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $5,834,353, $5,858,536 and $5,412,437, respectively.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 5  -     Cash Held in Escrow

              Cash held in escrow consists of the following:

                                                                                        March 31
                                                                             -------------------------------
                                                                                 1997                1996
                                                                             -------------      ------------
              Purchase price payments*                                       $     987,136      $  1,309,529
              Real estate taxes, insurance and other                             5,028,968         5,309,406
              Reserve for replacements                                           2,175,901         1,485,162
              Tenant security deposits                                             585,104           626,306
                                                                             -------------      ------------
                                                                              $  8,777,109      $  8,730,403
                                                                             =============      ============

              *Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6  -     Deferred Costs

              The components of deferred costs and their periods of amortization are as follows:

                                                                       March 31
                                                             -----------------------------
                                                                 1997              1996           Period
                                                             -----------       -----------        ------
              Financing expenses                             $ 3,468,810       $ 3,471,960           *
              Organization expenses                              664,154           664,154       60 months
                                                             -----------       -----------
                                                               4,132,964         4,136,114
              Less:  Accumulated amortization                 (1,189,037)         (882,061)
                                                             -----------       -----------

                                                             $ 2,943,927       $ 3,254,053
                                                             ===========       ===========

              *Over the life of the related mortgages.

              Amortization expense for the years ended March 31, 1997, 1996 and 1995 amounted to $306,976, $325,392 and $265,608, respectively. During the 1995
Fiscal Year, one subsidiary partnership reclassified $520,771 and $69,436 from building and improvements and accumulated depreciation, respectively, to deferred costs-financing expenses and accumulated amortization. During the 1994 Fiscal Year, two subsidiary partnerships wrote off fully amortized deferred costs totaling $245,881.


NOTE 7  -     Mortgage and Construction Notes Payable

              The mortgage and construction notes are payable in aggregate monthly installments of approximately $913,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 7  -     Mortgage and Construction Notes Payable (Continued)

              Certain mortgage notes with balances aggregating $11,159,590 and $11,281,252 at December 31, 1996 and 1995, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

              Annual principal payment requirements, as of March 31, 1997, for each of the next five fiscal years and thereafter, are as follows:

              Fiscal Year Ending                               Amount
              ------------------                           ------------
                   1997                                    $  1,973,488
                   1998                                       2,063,988
                   1999                                       2,193,202
                   2000                                       2,336,057
                   2001                                       2,490,250
                   Thereafter                                88,035,274
                                                           ------------
                                                           $ 99,092,259
                                                           ============

              As of December 31, 1996 and 1995, one subsidiary partnership has a construction loan commitment totaling $6,890,000. As of December 31, 1996 and 1995, such loan has an outstanding balance of $6,740,018.

              The mortgage agreements require monthly deposits to replacement reserves of approximately $65,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

              Old Public Limited Partnership

              During the 1996 Fiscal Year, the Partnership and the general partner of Old Public Limited Partnership ("Old Public") made voluntary loans of $77,500 and $82,500, respectively, to Old Public, of which $134,467 was used to reduce the principal balance of the mortgage in connection with a modification. As part of the modification, the monthly installment of principal and interest was reduced from $4,769.74 to $3,911.09 and the maturity date was changed from December 31, 2017 to June 15, 2022. In addition, the interest rate was increased from 8% to 8.25% and will be adjusted every three years to equal prime plus 1%; however, such rate cannot exceed a cap of 11% until April 15, 2008.

NOTE 8  -     Related Party Transactions

              An affiliate of the General Partner, Independence SLP L.P., has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

              A)  Guarantees

                  The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership,

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 8  -     Related Party Transactions (Continued)

with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $8,566,000 as of March 31, 1997 and 1996, of which $3,240,000 and $200,000 had expired, respectively. As of March 31, 1997, 1996, and 1995, approximately $924,000, $824,000 and $799,000, respectively, has been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships. Amounts funded under such agreements are treated as non interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

                  During the year ended March 31, 1995, a Local General Partner contributed his development fee of approximately $1,400,000 to the capital of the Local Partnership.

                   The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the local partnerships and to provide incentive to the local general partners to generate positive cash flow.

              B)  Other Related Party Expenses

                  The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                            Year Ended March 31
                                                              -----------------------------------------------
                                                                  1997              1996              1995
                                                              -----------        ----------        ----------
                  Partnership management fees (i)             $    87,500        $  685,165        $  880,221
                  Expense reimbursement (ii)                       84,913            84,912           106,374
                  Property management fees (iii)                  905,401           914,499           784,794
                  Local administrative fee (iv)                    87,354            72,078            58,893
                                                              -----------        ----------        ----------
                                                               $1,165,168        $1,756,654        $1,830,282
                                                              ===========        ==========        ==========

                  (i) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $489,000 and $402,000 were accrued and unpaid as of March 31, 1997 and 1996, respectively.

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

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 8  -     Related Party Transactions (Continued)

                  (iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $905,401, $914,499 and $784,794 for the 1996, 1995 and 1994 Fiscal Years, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $63,289, $65,121, and $67,467 for the 1996, 1995 and 1994 Fiscal Years, respectively, which were also incurred to an affiliate of the General Partner.

                  (iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

              C)  Due to Local General Partners and Affiliates

                  Due to local general partners and affiliates consists of the following:

                                                                                        March 31
                                                                             --------------------------------
                                                                                  1997               1996
                                                                             -------------       ------------
                  Development deficit advances                               $      50,000       $     50,000
                  Operating advances (i)                                         1,157,439            762,637
                  Development fee payable                                        3,081,984          3,227,075
                  Due to contractor                                                347,103            398,807
                  Long-term notes payable (ii)                                   1,272,848          1,272,848
                  Management and other fees                                        432,074            298,158
                                                                             -------------       ------------
                                                                             $   6,341,448       $  6,009,525
                                                                             =============       ============
                      (i)   Operating advances include the following loans:

                      Creative Choice Homes II, LTD.
                      This loan is non interest bearing and is payable       $     234,665      $     234,665
                      from surplus cash.

                      This loan is non interest bearing and is payable       $     212,387 $                0
                      from cash flow of the project with the approval
                      of HUD.

                      Christine Apartments, L.P.
                      This loan is non interest bearing and has no           $     166,800      $     166,800
                      set repayment terms.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 8  -     Related Party Transactions (Continued)

                      (ii)   Long term notes payable consist of the following:

                      Creative Choice Homes II, LTD.                         $     500,000      $     500,000
                      ------------------------------
                      This note bears interest at 12% payable monthly.
                      Principal on the loan is due and payable in full on
                      December 31, 2008.

                      Plainsboro Housing Partners, L.P.                      $     772,848      $     772,848
                      ---------------------------------
                      This loan, dated December 11, 1992, accrues interest at
                      a rate of 7.34% per annum on the outstanding principal
                      balance for 20 years. Repayment of the principal and
                      interest shall be made from net cash flow to the extent
                      available pursuant to the promissory note. All accrued
                      interest and principal are due in a balloon payment in
                      December 2012.

                      Interest expense incurred on such long term notes payable amounted to $118,773, $118,773, and $118,879 for the 1996,
                      1995 and 1994 Fiscal Years, respectively.

              D)  Other

                  Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 9  -     Income Taxes

              A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                        Year Ended December 31
                                                           ------------------------------------------------
                                                                1996             1995              1994
                                                           -------------     -------------     ------------
Financial statement net loss                               $ (5,230,120)     $ (4,882,294)     $ (3,755,228)

Differences between depreciation and amortization
   expense recorded for financial reporting purposes
   and the accelerated costs recovery system utilized
   for income tax purposes                                   (1,312,428)       (1,301,987)         (803,906)

Differences resulting from parent company having
   a different fiscal year for income tax and financial
   reporting purposes                                           (24,937)         (216,848)          735,090

Other                                                           299,237          (116,476)         (290,719)
                                                           -------------     -------------     ------------

Net loss as shown on the income tax return
   for the calendar year ended                             $ (6,268,248)     $ (6,517,605)     $ (4,114,763)
                                                           =============     =============     ============

NOTE 10 -     Commitments and Contingencies

              a)  Subsidiary Partnership

                  Rolling Green Associates, L.P. ("Rolling Green")

                  In October 1993, certain Federal Grand Jury subpoenas were served upon employees of Rolling Green and upon Rolling Green's management agent as custodian of records. The subpoenas are part of a United States Attorney and Federal Grand Jury investigation into the propriety and accuracy of Section 8 Housing Assistance Payments ("HAP") rent subsidies claimed by Rolling Green under its HAP Contract. The investigation dates back to mid 1993. Upon receiving its subpoena, the management agent promptly turned over the requested records. The management agent conducted its own investigation which resulted in the discovery of tenancies which were incorrectly reported on earlier HAP subsidy vouchers. On its December 1993 and January 1994 HAP subsidy vouchers, Rolling Green returned to New York State Housing Finance Agency (the HAP contract administrator) net adjustments approximating $91,000 to correct the previously incorrectly reported tenancies. However, since this is an ongoing matter, no estimate can be made of any further adjustments deemed appropriate by the United States Attorney or New York State Housing Finance Agency. The United States Attorney for the Northern District of New York has advised of his intent to pursue a civil action seeking undetermined penalties and damages.

                  The Partnership's investment in Rolling Green was approximately $2,497,000 and $2,883,000 at March 31, 1997 and 1996,
respectively, and the minority interest balance was $0 at each date. The net loss after minority interest for Rolling Green amounted to approximately $385,000, $169,000 and $329,000 for the years ended March 31, 1997, 1996, and
1995, respectively.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

NOTE 10 -     Commitments and Contingencies (Continued)

              b)  Uninsured Cash and Cash Equivalents

                  The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1997, uninsured cash and cash equivalents approximated $887,000.

              c)  Letters of Credit

                  As of December 31, 1996, the subsidiary partnerships were contingently liable on open letters of credit as follows:

                  Description                                 Amount
                  -----------                                --------
                  Working capital                            $100,000
                  Development contingency                      79,000
                  Operating deficit                           725,806

              d)  Other

                  The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

                  The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,971,306, $11,969,116 and $9,809,218, Housing Tax Credits during the 1996, 1995 and 1994 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant.

              The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of Related Independence Associates L.P., the General Partner, is set forth below.

              Name                                 Position
              ----                                 --------
              Stephen M. Ross                      Director

              J. Michael Fried                     President, Chief Executive
                                                     Officer and Director

              Alan P. Hirmes                       Senior Vice President

              Stuart J. Boesky                     Vice President

              Marc D. Schnitzer                    Vice President

              Richard A. Palermo                   Treasurer

              Lynn A. McMahon                      Secretary


              STEPHEN M. ROSS, 57, is a Director of RIAI. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

              J. MICHAEL FRIED, 53, is President, Chief Executive Officer and a Director of RIAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

              ALAN P. HIRMES, 42, is a Senior Vice President of RIAI. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              STUART J. BOESKY, 41, is a Vice President of RIAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

              MARC D. SCHNITZER, 36, is Vice President of RIAI. He is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

              RICHARD A. PALERMO, 37, is Treasurer of RIAI. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

              LYNN A. McMAHON, 41, is Secretary of RIAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Item 11.      Executive Compensation.

              The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the general partner of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and its affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partner is entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancings Proceeds. See Note 8 to the Financial Statements in
Item 8 above for a presentation of the types and amounts of compensation paid to the General Partner and its affiliates, which is incorporated herein by reference thereto.

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


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

                                    Name and Address of              Amount and Nature of                 Percent
Title of Class                      Beneficial Owner                 Beneficial Owner                     of Class
--------------                      -------------------              --------------------                 --------
General Partnership                 Related Independence             $1,000 capital contribution            100%
Interest in the Partnership         Associates L.P.                  -directly owned
                                    625 Madison Avenue
                                    New York, NY 10022

              Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a 1% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

              No person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs, and neither the General Partner nor any director or officer of the general partner of the General Partner beneficially owns any Limited Partnership Interests or BACs.

Item 13.      Certain Relationships and Related Transactions.

              The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in
Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the general partner of the General Partner.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                        Sequential
                                                                                           Page
                                                                                        ----------
(a) 1.        Consolidated Financial Statements

              Independent Auditors' Report                                                16

              Consolidated Balance Sheets at March 31, 1997 and 1996                      87

              Consolidated Statements of Operations for the Years Ended
              March 31, 1997, 1996 and 1995                                               88

              Consolidated Statements of Changes in Partners' Capital for the
              Years Ended March 31, 1997, 1996 and 1995                                   89

              Consolidated Statements of Cash Flows for the Years Ended
              March 31, 1997, 1996 and 1995                                               90

              Notes to Consolidated Financial Statements                                  92


(a) 2.        Consolidated Financial Statement Schedules

              Independent Auditors' Report                                                111

              Schedule I- Condensed Financial Information of Registrant                   112

              Schedule III - Real Estate and Accumulated Depreciation                     115


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
             (Continued)

                                                                                        Sequential
                                                                                           Page
                                                                                        ----------
(a) 3.        Exhibits

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

(3B)          Amended and Restated Certificate of Limited Partnership of
              Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C)         Form of Amended and Restated Agreement of Limited Partnership of
              Local Partnerships*

(21)          Subsidiaries of the Registrant                                              108

(27)          Financial Data Schedule (filed herewith)                                    117

              *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit
              Plus L.P. Registration Statement on Form S-11
              (Registration No. 33-37704)

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(c)           Subsidiaries of the Registrant (Exhibit 21)
                                                                  Jurisdiction
                                                                of Organization
                                                                ---------------
              Harbor Court Limited Partnership                         NY
              Old Public Limited Partnership                           TN
              Lancaster Terrace Limited Partnership                    OR
              655 North Street Limited Partnership                     LA
              Landreth Venture                                         PA
              Homestead Apartments Associates Ltd.                     FL
              Bethel Villa Associates, L.P.                            DE
              West Diamond Street Associates                           PA
              Susquehanna Partners                                     PA
              Boston Bay Limited Partnership                           MA
              Morrant Bay Limited Partnership                          MA
              Hope Bay Limited Partnership                             MA
              Lares Apartments Limited Partnership                     PR
              Lajas Apartments Limited Partnership                     PR
              Arlington-Rodeo Properties                               CA
              Conifer Bateman Associates                               NY
              Hampden Hall Associates, L.P.                            MO
              Chester Renaissance Associates                           PA
              Homestead Apartments II, LTD.                            FL
              P.S. 157 Associates, L.P.                                NY
              Cloisters Limited Partnership II                         PA
              Creative Choice Homes II, LTD.                           FL
              Milford Crossing Associates L.P.                         DE
              BX-7F Associates, L.P.                                   NY
              Los Angeles Limited Partnership                          PR
              Christine Apartments, L.P.                               NY
              Plainsboro Housing Partners, L.P.                        NJ
              Rolling Green Associates, L.P.                           NY


(d)           Not applicable

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)


                                   By:    RELATED INDEPENDENCE ASSOCIATES L.P.,
                                          its General Partner


                                   By:    RELATED INDEPENDENCE ASSOCIATES INC.,
                                          a General Partner



Date: June 27, 1997                       By:  /s/ J. Michael Fried
                                               ---------------------
                                               J. Michael Fried
                                               President, Chief Executive
                                                 Officer and Director
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                          Title                                        Date
----------------------------               --------------------------------------------             -------------
                                           President and Chief Executive Officer
/s/ J. Michael Fried                       (principal executive officer) and Director of
----------------------------               Related Independence Associates Inc.                     June 27, 1997
J. Michael Fried

                                           Senior Vice President
/s/ Alan P. Hirmes                         (principal financial officer) of
----------------------------               Related Independence Associates Inc.                     June 27, 1997
Alan P. Hirmes

/s/ Richard A. Palermo                     Treasurer (principal accounting officer) of
----------------------------               Related Independence Associates Inc.                     June 27, 1997
Richard A. Palermo

/s/ Stephen M. Ross
----------------------------               Director of Related Independence Associates Inc.         June 27, 1997
Stephen M. Ross

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

              In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 27, 1997 on page 16, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 1996, 1995 and 1994 Fiscal Years and Schedule III at March 31, 1997. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari, LLP


New York, New York
June 27, 1997

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                           CONDENSED BALANCE SHEETS


                                    ASSETS

                                                                                 March 31
                                                                      --------------------------------
                                                                           1997               1996
                                                                      -------------     --------------
Cash and cash equivalents                                             $     180,902     $      364,916
Investment in subsidiary partnerships                                    50,332,231         55,022,435
Cash held in escrow                                                         987,136          1,309,529
Due from subsidiary partnership                                             752,907            669,441
Other assets                                                                131,386            134,719
                                                                      -------------     --------------

   Total assets                                                       $  52,384,562     $   57,501,040
                                                                      =============     ==============



                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                                     $       3,090     $        3,314
Due to general partners and affiliates                                      540,394            390,933
                                                                      -------------     --------------

   Total liabilities                                                        543,484            394,247

Partners' capital *                                                      51,841,078         57,106,793
                                                                      -------------     --------------

   Total liabilities and partners' capital                            $  52,384,562     $   57,501,040
                                                                      =============     ==============


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.

* Condensed partners' capital includes $846,470 and $872,065 of related party income at March 31, 1997 and 1996, respectively.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                      CONDENSED STATEMENTS OF OPERATIONS

                                                                          Year Ended March 31
                                                             -----------------------------------------------
                                                                  1997            1996             1995
                                                             ------------     ------------      ------------
Revenues                                                     $     13,679     $     12,533      $     98,628
                                                             ------------     ------------      ------------

Expenses

   Administrative and management                                  143,070          144,290           187,619
   Administrative and management-related parties                  172,413          770,077           986,595
   Amortization                                                     3,333           10,000            10,000
                                                             ------------     ------------      ------------

   Total expenses                                                 318,816          924,367         1,184,214
                                                             ------------     ------------      ------------

Loss from operations                                             (305,137)        (911,834)       (1,085,586)

Equity in loss of subsidiary partnerships                      (4,960,578)      (4,006,055)       (2,705,237)
                                                             ------------     ------------      ------------

Net loss                                                     $ (5,265,715)    $ (4,917,889)     $ (3,790,823)
                                                             ============     ============      ============

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended March 31
                                                           -------------------------------------------------
                                                                 1997             1996              1995
                                                           --------------    -------------     -------------
Cash flows from operating activities:

Net loss                                                   $   (5,265,715)   $  (4,917,889)    $  (3,790,823)
                                                           --------------    -------------     -------------

Adjustments to reconcile net loss to net cash used in operating activities:

   Equity in loss of subsidiary partnerships                    4,960,578        4,006,055         2,705,237
   (Decrease) increase in other liabilities                          (224)           1,023           (37,868)
   Increase (decrease) in due from general partner
      and affiliates                                              149,461          670,778              (182)
                                                           --------------    -------------     -------------

   Total adjustments                                            5,109,815        4,677,856         2,667,187
                                                           --------------    -------------     -------------

   Net cash used in operating activities                         (155,900)        (240,033)       (1,123,636)
                                                           --------------    -------------     -------------

Cash flows from investing activities:

   Decrease in cash
       held in escrow-purchase price payments                     322,393          346,250         5,243,974
   Decrease in other assets                                         3,333           10,000           209,033
   Investment in subsidiary partnerships                         (322,393)        (346,250)       (7,554,058)
   Distributions from subsidiaries                                 52,019           58,592             2,930
   (Increase) decrease in due from subsidiary partnership         (83,466)          30,000                 0
                                                           --------------    -------------     -------------

   Net cash provided by (used in) investing activities            (28,114)          98,592        (2,098,121)
                                                           --------------    -------------     -------------

Cash flows from financing activities:

   Decrease in due from general partner
     and affiliates                                                     0                0           123,500
                                                           --------------    -------------     -------------

Net decrease in cash and cash equivalents                        (184,014)        (141,441)       (3,098,257)

Cash and cash equivalents, beginning of year                      364,916          506,357         3,604,614
                                                           --------------    -------------     -------------

Cash and cash equivalents, end of year                     $      180,902    $     364,916    $      506,357
                                                           ==============    =============    ==============

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                  Partnership Property Pledged as Collateral
                                MARCH 31, 1997

                                                             Initial Cost to Partnership       Cost Capitalized
                                                           ------------------------------        Subsequent to
                                                                            Buildings and        Acquisition:
          Description                    Encumbrances         Land           Improvements        Improvements
          -----------                    ------------      ----------      --------------       --------------
Apartment Complexes

Harbor Court Limited Partnership
    Staten Island, NY                     $       0       $   137,450      $    1,007,966       $      69,289
Old Public Limited Partnership
    Lawrenceburg, TN                        499,355            10,000           1,713,310              74,504
Lancaster Terrace Limited Partnership
    Salem, OR                             1,718,542           161,269           3,679,601              39,075
655 North Street Limited Partnership
    Baton Rouge, LA                       5,036,870           125,500           3,040,980           5,604,866
Landreth Venture
    Philadelphia, PA                      3,415,272             1,761           5,903,337              24,453
Homestead Apartments Associates Ltd.
    Homestead, FL                         3,583,835           329,402                   0           5,916,800
Bethel Villa Associates, L.P.
    Wilmington, DE                        6,620,398           270,000           5,969,354           2,921,723
West Diamond Street Associates
    Philadelphia, PA                      1,576,000            30,829           3,444,649              42,569
Susquehanna Partners
    Philadelphia, PA                      1,921,131            16,000                   0           3,973,428
Boston Bay Limited Partnership
    Boston, MA                            3,286,761           440,000           4,143,758             646,556
Morrant Bay Limited Partnership
    Boston, MA                            4,955,157           650,000           5,522,250             999,896
Hope Bay Limited Partnership
    Boston, MA                            1,487,818           225,000           1,435,185             501,915
Lares Apartments Limited Partnership
    Lares, PR                             4,504,862           137,000                   0           5,470,581
Lajas Apartments Limited Partnership
    Lajas, PR                             4,153,343           110,090           4,952,929              58,079
Arlington-Rodeo Properties
    Los Angeles, CA                       3,543,123           624,052                   0           5,022,966
Conifer Bateman Associates
    Lowville, NY                          1,097,789            15,000           2,525,729              53,225
Hampden Hall Associates, L.P.
    St. Louis, MO                         3,205,000                 0                   0           7,811,012
Chester Renaissance Associates
    Chester, PA                             853,000            33,667             168,333           1,772,585
Homestead Apartments II, LTD.
    Homestead, FL                         3,520,563           338,966                   0           5,254,556
P.S. 157 Associates, L.P.
    New York, NY                          6,740,018            36,500           9,350,642              71,087
Cloisters Limited Partnership II
    Philadelphia, PA                              0            35,160                   0           9,480,021
Creative Choice Homes II, LTD.
    Opa-Locka, FL                        12,126,171                 0                   0          21,411,509


                                             Gross Amount at which Carried                                          Life on which
                                               At Close of Period                                                  Depreciation in
                                        --------------------------------------                  Year of             Latest Income
                                                   Buildings and                Accumulated  Construction/   Date    Statement is
           Description                    Land      Improvements      Total     Depreciation  Renovation   Acquired    Computed*
           -----------                 ---------   -------------   -----------  ------------ ------------  -------- ---------------
Apartment Complexes

Harbor Court Limited Partnership
    Staten Island, NY                  $ 140,813    $ 1,073,892    $ 1,214,705  $  191,716       1991     Dec. 1991   27.5 years
Old Public Limited Partnership
    Lawrenceburg, TN                      13,640      1,784,174      1,797,814     320,133       1991     Dec. 1991   27.5 years
Lancaster Terrace Limited Partnership
    Salem, OR                            163,105      3,716,840      3,879,945     790,736       1992     Feb. 1992   15-27.5 years
655 North Street Limited Partnership
    Baton Rouge, LA                      127,751      8,643,595      8,771,346   1,308,613       1992     Mar. 1992   27.5 years
Landreth Venture
    Philadelphia, PA                       3,645      5,925,906      5,929,551     650,718       1992     Mar. 1992   40 years
Homestead Apartments Associates Ltd.
    Homestead, FL                        331,468      5,914,734      6,246,202     583,478       1992     Mar. 1992   40 years
Bethel Villa Associates, L.P.
    Wilmington, DE                       275,099      8,885,978      9,161,077   1,412,088       1992     Apr. 1992   27.5 years
West Diamond Street Associates
    Philadelphia, PA                      32,414      3,485,633      3,518,047     361,099       1992     May 1992    40 years
Susquehanna Partners
    Philadelphia, PA                      17,585      3,971,843      3,989,428     390,186       1992     May 1992    20-40 years
Boston Bay Limited Partnership
    Boston, MA                           441,585      4,788,729      5,230,314     846,636       1991     Aug. 1992   27.5 years
Morrant Bay Limited Partnership
    Boston, MA                           651,585      6,520,561      7,172,146   1,168,368       1991     Aug. 1992   27.5 years
Hope Bay Limited Partnership
    Boston, MA                           226,585      1,935,515      2,162,100     346,066       1991     Aug. 1992   27.5 years
Lares Apartments Limited Partnership
    Lares, PR                            151,585      5,455,996      5,607,581     621,199       1992     Aug. 1992   40 years
Lajas Apartments Limited Partnership
    Lajas, PR                            111,675      5,009,423      5,121,098     598,771       1992     Aug. 1992   40 years
Arlington-Rodeo Properties
    Los Angeles, CA                      625,637      5,021,381      5,647,018     595,075       1992     Aug. 1992   27.5 years
Conifer Bateman Associates
    Lowville, NY                          16,585      2,577,369      2,593,954     427,387       1990     Aug. 1992   15-27.5 years
Hampden Hall Associates, L.P.
    St. Louis, MO                          1,585      7,809,427      7,811,012     917,663       1992     Sep. 1992   27.5 years
Chester Renaissance Associates
    Chester, PA                           42,153      1,932,432      1,974,585     166,742       1992     Sep. 1992   20-40 years
Homestead Apartments II, LTD.
    Homestead, FL                        340,551      5,252,971      5,593,522     450,831       1992     Oct. 1992   40 years
P.S. 157 Associates, L.P.
    New York, NY                          38,085      9,420,144      9,458,229     975,015       1992     Nov 1992    40 years
Cloisters Limited Partnership II
    Philadelphia, PA                      36,745      9,478,436      9,515,181     874,939       1992     Nov 1992    40 years
Creative Choice Homes II, LTD.
    Opa-Locka, FL                        574,637     20,836,872     21,411,509   1,795,874       1988     Dec 1992    40 years

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                               AND SUBSIDIARIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
            Partnership Property Pledged as Collateral (Continued)
                                MARCH 31, 1997



                                                             Initial Cost to Partnership       Cost Capitalized
                                                           ------------------------------        Subsequent to
                                                                            Buildings and        Acquisition:
          Description                    Encumbrances         Land           Improvements        Improvements
          -----------                    ------------      ----------      --------------       --------------
Apartment Complexes

Milford Crossing Associates L.P.
    Milford, DE                             2,681,817        203,006                  0             4,467,373
BX-7F Associates, L.P.
    Bronx, NY                               3,862,761              4          5,705,064                46,696
Los Angeles Limited Partnership
    Rio Piedras, PR                         3,654,290        201,210                  0             6,598,461
Christine Apartments, L.P.
    Buffalo, NY                             1,245,000         10,000          2,351,072                67,474
Plainsboro Housing Partners, L.P.
    Plainsboro, NJ                          4,105,901        800,000                  0             8,840,683
Rolling Green Associates, L.P.
    Syracuse, NY                           16,437,500        180,000         19,583,101               309,465
                                         ------------     ----------        -----------           -----------
                                         $105,832,277     $5,121,866        $80,497,260           $97,550,847
                                         ============     ==========        ===========           ===========


                                         Gross Amount at which Carried                                             Life on which
                                           At Close of Period                                                     Depreciation in
                                    --------------------------------------                  Year of                Latest Income
                                               Buildings and                 Accumulated  Construction/    Date     Statement is
           Description                Land      Improvements      Total      Depreciation  Renovation    Acquired     Computed*
           -----------             ---------   -------------   -----------   ------------ ------------   --------  --------------
Apartment Complexes

Milford Crossing Associates L.P.
    Milford, DE                       210,591      4,459,788     4,670,379       540,614      1992       Dec. 1992    27.5 years
BX-7F Associates, L.P.
    Bronx, NY                           2,178      5,749,586     5,751,764       495,279      1993       Jan. 1993    40 years
Los Angeles Limited Partnership
    Rio Piedras, PR                   203,384      6,596,287     6,799,671       469,985      1994       Apr. 1993    40 years
Christine Apartments, L.P.
    Buffalo, NY                        12,174      2,416,372     2,428,546       294,609      1993       June 1993    27.5 years
Plainsboro Housing Partners, L.P.
    Plainsboro, NJ                    802,174      8,838,509     9,640,683       797,495      1994       July 1993    27.5 years
Rolling Green Associates, L.P.
    Syracuse, NY                      182,174     19,890,392    20,072,566     2,880,753      1992       Oct. 1993    27.5 years
                                   ----------   ------------  ------------   -----------
                                   $5,777,188   $177,392,785  $183,169,973   $21,272,068
                                   ==========   ============  ============   ===========



*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.

                                         Cost of Property and Equipment                         Accumulated Depreciation
                                ------------------------------------------------      ----------------------------------------------
                                                                         Year Ended March 31
                                ----------------------------------------------------------------------------------------------------
                                   1997               1996              1995             1997              1996              1995
                                ------------      ------------      ------------      -----------       -----------       ----------
Balance at beginning of period $ 182,915,946      $182,534,521      $166,201,677      $15,437,715       $ 9,648,615       $4,236,820

Additions during period:
  Improvements                       254,027           902,196        16,335,413
  Depreciation expense                                                                  5,834,353         5,858,536        5,412,437
Deductions during period:

  Dispositions                             0                 0             2,569                0                 0              642
  Adjustments                              0           520,771                 0                0            69,436                0
                                ------------      ------------      ------------      -----------       -----------       ----------
Balance at close of period      $183,169,973      $182,915,946      $182,534,521      $21,272,068       $15,437,715       $9,648,615
                                ============      ============      ============      ===========       ===========       ==========

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