Form 10-Q
period 1997-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1997-08-14
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                   June 30,          March 31,
                                                     1997              1997
                                                 -------------    -------------

Property and equipment at cost,
   net of accumulated depreciation
   of $22,729,266 and $21,272,068,
   respectively                                  $ 160,453,269    $ 161,897,905
Cash and cash equivalents                            2,633,090        2,087,057
Cash held in escrow                                  8,659,474        8,777,109
Deferred costs, net of accumulated
   amortization of $1,274,507 and
   $1,189,037 respectively                           2,858,457        2,943,927
Other assets                                         1,757,711        1,742,839
                                                 -------------    -------------

Total assets                                     $ 176,362,001    $ 177,448,837
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                        $  98,599,127    $  99,092,259
   Construction note payable                         6,740,018        6,740,018
   Accounts payable and other
    liabilities                                      7,566,157        6,814,714
   Due to local general partners and
    affiliates                                       5,979,050        6,341,448
   Due to general partner and
    affiliates                                         790,301          760,510
                                                 -------------    -------------

Total liabilities                                  119,674,653      119,748,949
                                                 -------------    -------------

Minority interest                                    6,678,124        6,695,280
                                                 -------------    -------------

Partners' capital:
   Limited partners (76,786 BACs
    issued and outstanding)                         50,192,006       51,177,436
   General partner                                    (182,782)        (172,828)
                                                 -------------    -------------

Total partners' capital                             50,009,224       51,004,608
                                                 -------------    -------------

Total liabilities and partners' capital          $ 176,362,001    $ 177,448,837
                                                 =============    =============


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                       Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1997             1996*
                                                  -----------------------------

Revenues
   Rental income                                  $ 4,855,365       $ 4,833,372
   Other income                                       122,842           124,736
                                                  -----------       -----------
                                                    4,978,207         4,958,108
                                                  -----------       -----------

Expenses
   General and administrative                         724,727           782,173
   General and administrative-
    related parties (Note 2)                          291,620           276,374
   Repairs and maintenance                            662,313           631,375
   Operating                                          689,668           646,721
   Taxes                                              287,823           304,559
   Insurance                                          206,309           188,101
   Financial, principally interest                  1,575,619         1,469,965
   Depreciation and amortization                    1,542,668         1,538,092
                                                  -----------       -----------

   Total expenses                                   5,980,747         5,837,360
                                                  -----------       -----------

Loss before minority interest                      (1,002,540)         (879,252)

Minority interest in loss
 of subsidiary partnerships                             7,156             7,046
                                                  -----------       -----------

Net loss                                          $  (995,384)      $  (872,206)
                                                  ===========       ===========

Net loss-limited partners                         $  (985,430)      $  (863,484)
                                                  ===========       ===========

Net loss per BAC                                       (12.83)           (11.25)
                                                  ===========       ===========

* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                               ================================================
                                                    Limited      General
                                   Total            Partners          Partner
                               ------------------------------------------------

Partners' capital-
 April 1, 1997                 $ 51,004,608      $ 51,177,436      $   (172,828)

Net loss                           (995,384)         (985,430)           (9,954)
                               ------------      ------------      ------------

Partners' capital-
 June 30, 1997                 $ 50,009,224      $ 50,192,006      $   (182,782)
                               ============      ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------

Cash flows from operating activities:
Net loss                                           $  (995,384)     $  (872,206)
                                                   -----------      -----------
Adjustments to reconcile net loss to
   net cash provided by
   operating activities:
   Depreciation and amortization                     1,542,668        1,538,092
   Minority interest in loss of
    subsidiaries                                        (7,156)          (7,046)
   Increase (decrease) in due to general
    partner and affiliates                              29,791          (95,956)
   Increase (decrease) in accounts
    payable and other liabilities                      751,443         (110,101)
   Increase in other assets                            (14,872)          (6,661)
   Increase in cash held in escrow                    (509,801)        (263,348)
                                                   -----------      -----------
   Total adjustments                                 1,792,073        1,054,980
                                                   -----------      -----------
    Net cash provided by operating
      activities                                       796,689          182,774
                                                   -----------      -----------

Cash flows from investing activities:
   Improvements to property and
    equipment                                          (12,562)         (25,351)
   Decrease in cash held in escrow                     627,436           72,300
   Increase in due to local general
    partners and affiliates                              1,125              833
   Decrease in due to local general
    partners and affiliates                           (363,523)         (60,256)
                                                   -----------      -----------
    Net cash provided by (used in)
      investing activities                             252,476          (12,474)
                                                   -----------      -----------

Cash flows from financing activities:
   Repayment of mortgage notes                        (493,132)        (442,759)
   Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest                  (10,000)         (16,589)
                                                   -----------      -----------
    Net cash used in financing
      activities                                      (503,132)        (459,348)
                                                   -----------      -----------


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------------------------

Net increase (decrease) in cash
   and cash equivalents                               546,033          (289,048)

Cash and cash equivalents at
   beginning of period                              2,087,057         2,395,044
                                                  -----------       -----------

Cash and cash equivalents at
   end of period                                  $ 2,633,090       $ 2,105,996
                                                  ===========       ===========


           See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)
Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and 28 subsidiary partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $11,000 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partner-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

ship losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:

                                                       =========================
                                                           Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------

Partnership management fees (a)                        $ 12,500         $ 25,000
Expense reimbursement (b)                                41,986           21,154
Property management fees (c)                            215,134          212,220
Local administrative fee (d)                             22,000           18,000
                                                       --------         --------
                                                       $291,620         $276,374
                                                       ========         ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $502,000 and $489,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $215,134 and $212,220 for the three months ended June 30, 1997 and 1996, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $12,184 and $18,244 for the three months ended June 30, 1997 and 1996, respectively, which were also incurred to an affiliate of the General Partner.

(d) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro-rata share of profits, losses and tax credits.

Note 3 - Commitments and Contingencies

There were no changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) working capital reserves and interest earned thereon, and (ii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 1997, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,500,000) of net proceeds in twenty-eight Local Partnerships of which approximately $360,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the three months ended June 30, 1997, approximately $627,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $546,000 during the three months ended June 30, 1997 primarily due to cash provided by operating activities
($797,000) and a decrease in cash held in escrow for investing activities ($627,000) which exceeded repayments of mortgage notes ($493,000), improvements to property and equipment ($13,000) and a net decrease in due to local general partners and affiliates ($362,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $1,543,000.

An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at June 30, 1997 and March 31, 1997 was approximately $129,000 and $181,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $10,000 and $40,000 were received during the three months ended June 30, 1997 and 1996, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $502,000 and $489,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

For a discussion of a contingency  affecting a certain  Local  Partnership,  see
Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 and 1996 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of less than 1% for the three months ending June 30, 1997 as compared to the same period in 1996 primarily due to rental rate increases.

Total expenses remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 1997 as compared to the same period in 1996.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     The litigation described in Note 3 to the financial statements contained in
Part I, Item 1 is incorporated herein by reference.

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

     (27) Financial Data Schedule (filed herewith).

     *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)


                                            By: RELATED INDEPENDENCE
                                                --------------------------------
                                                ASSOCIATES L.P., General Partner

                                            By: RELATED INDEPENDENCE
                                                --------------------------------
                                                ASSOCIATES INC., General Partner


Date:  August 13, 1997

                                            By: /s/ Alan P. Hirmes
                                                --------------------------------
                                                Alan P. Hirmes,
                                                Vice President
                                                (principal financial officer)

Date:  August 13, 1997

                                            By: /s/ Richard A. Palermo
                                                --------------------------------
                                                Richard A. Palermo,
                                                Treasurer
                                                (principal accounting officer)