Form 10-Q
period 1997-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1997-11-14
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       13-3589920
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                           ---------
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
                                   (Unaudited)

                                                =============     ============
                                                September 30,      March 31,
                                                    1997             1997
                                                -------------     ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $24,189,368 and $21,272,068,
  respectively                                  $159,008,608      $161,897,905
Cash and cash equivalents                          2,335,291         2,087,057
Cash held in escrow                                8,561,648         8,777,109
Deferred costs, net of accumulated
  amortization of $1,341,246 and
  $1,189,037 respectively                          2,799,818         2,943,927
Other assets                                       1,642,535         1,742,839
                                                ------------      ------------

Total assets                                    $174,347,900      $177,448,837
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                        $ 98,281,167      $ 99,092,259
  Construction note payable                        6,740,018         6,740,018
  Accounts payable and other
   liabilities                                     7,084,648         6,814,714
  Due to local general partners and
   affiliates                                      6,035,078         6,341,448
  Due to general partner and
   affiliates                                        788,006           760,510
                                                ------------      ------------

Total liabilities                                118,928,917       119,748,949
                                                ------------      ------------

Minority interest                                  6,572,574         6,695,280
                                                ------------      ------------
Partners' capital:
  Limited partners (76,786 BACs
   issued and outstanding)                        49,040,819        51,177,436
  General partner                                   (194,410)         (172,828)
                                                ------------      ------------
Total partners' capital                           48,846,409        51,004,608
                                                ------------      ------------
Total liabilities and partners' capital         $174,347,900      $177,448,837
                                                ============      ============

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                         =========================    =========================
                             Three Months Ended           Six Months Ended
                               September 30,                September 30,
                         -------------------------    -------------------------
                            1997          1996*         1997            1996*
                         -------------------------    -------------------------
Revenues
  Rental income          $4,674,552     $4,714,448    $9,379,232     $9,405,558
  Other income              142,856        134,206       277,885        262,706
                         ----------     ----------     ---------      ---------
                          4,817,408      4,848,654     9,657,117      9,668,264
                          ---------      ---------     ---------      ---------
Expenses
  General and
   administrative           846,648        841,098     1,630,483      1,665,167
  General and
   administrative-
   related parties
   (Note 2)                 282,031        298,838       573,651        582,764
  Repairs and
   maintenance              733,133        637,102     1,336,338      1,219,029
  Operating and
   other                    632,948        637,881     1,322,616      1,284,602
  Taxes                     533,912        354,866       821,735        659,425
  Insurance                 221,408        205,293       427,717        393,394
  Financial,
   principally
   interest               1,206,707      1,278,390     2,643,828      2,609,857
  Depreciation and
   amortization           1,526,841      1,547,282     3,069,509      3,085,374
                          ---------      ---------    ----------     ----------

                          5,983,628      5,800,750    11,825,877     11,499,612
                          ---------      ---------    ----------     ----------
Net loss before
  minority interest      (1,166,220)      (952,096)   (2,168,760)    (1,831,348)

Minority interest in
  loss of subsidiary
  partnerships                3,405          8,256        10,561         15,302
                        -----------     ----------   -----------    -----------

Net loss                $(1,162,815)    $ (943,840)  $(2,158,199)   $(1,816,046)
                         ==========      =========    ==========     ==========

Net loss - limited
  partners              $(1,151,187)    $ (934,402)  $(2,136,617)   $(1,797,886)
                         ==========      =========    ==========    ===========

Net loss per
  BAC                  $    (14.99)     $   (12.16)  $    (27.82)   $    (23.41)
                        ==========      ==========   ===========    ===========

  *Reclassified for comparative purposes

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                             ==================================================
                                                Limited           General
                               Total            Partners          Partner
                             --------------------------------------------------
Partners' capital-
 April 1, 1997               $51,004,608         $51,177,436         $(172,828)

Net loss                      (2,158,199)         (2,136,617)          (21,582)
                             -----------          ----------         ---------

Partners' capital-
 September 30, 1997          $48,846,409         $49,040,819         $(194,410)
                             ===========          ==========         =========

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ==============================
                                                         Six Months Ended
                                                           September 30,
                                                 ------------------------------
                                                     1997            1996
                                                 ------------------------------
Cash flows from operating activities:

Net loss                                         $(2,158,199)      $(1,816,046)
                                                  ----------        ----------

Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
   Depreciation and amortization                   3,069,509         3,085,374
  Minority interest in loss of
   subsidiaries                                      (10,561)          (15,302)
  Increase (decrease) in due to general
   partner and affiliates                             27,496           (15,935)
  Increase (decrease) in accounts
   payable and other liabilities                     269,934           (67,743)
  Decrease in other assets                           100,304            19,328
  Increase in cash held in escrow                   (411,975)         (920,718)
                                                  ----------        ----------
  Total adjustments                                3,044,707         2,085,004
                                                  ----------        ----------

   Net cash provided by operating
     activities                                      886,508           268,958
                                                  ----------        ----------

Cash flows from investing activities:
  Improvements to property and
   equipment                                         (28,003)          (85,574)
  Decrease in cash held in escrow                    627,436           322,393
  Increase in due to local general
   partners and affiliates                            99,463             2,958
  Decrease in due to local general
   partners and affiliates                          (405,833)         (166,078)
                                                  ----------        ----------

   Net cash provided by
     investing activities                            293,063            73,699
                                                  ----------        ----------

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from financing activities:
  Repayment of mortgage notes                       (811,092)         (843,031)
  Increase in deferred costs                          (8,100)                0
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                (112,145)          (18,296)
                                                  ----------        ----------
   Net cash used in financing
     activities                                     (931,337)         (861,327)
                                                  ----------        ----------

Net increase (decrease) in cash
  and cash equivalents                               248,234          (518,670)

Cash and cash equivalents at
  beginning of period                              2,087,057         2,395,044
                                                   ---------         ---------

Cash and cash equivalents at
  end of period                                   $2,335,291        $1,876,374
                                                   =========         =========

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and 28 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $14,000 and $14,000 and $25,000 for the three and six months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has up to a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                               Three Months Ended         Six Months Ended
                                September 30,               September 30,
                           ------------------------    ------------------------
                              1997           1996*        1997         1996*
                           ------------------------    ------------------------
Partnership
  management
  fees (a)                  $ 12,500       $ 25,000     $ 25,000       $ 50,000
Expense
  reimburse-
  ment (b)                    21,957         28,331       63,943         49,485
Property manage-
  ment fees (c)              225,574        227,507      440,708        447,279
Local adminis-
  trative fee (d)             22,000         18,000       44,000         36,000
                            --------       --------     --------       --------

                            $282,031       $298,838     $573,651       $582,764
                             =======        =======      =======        =======

*Reclassified for comparative purposes

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $514,000 and $489,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $225,574 and $227,507 and $440,708 and $447,279 for the three and six months ended September 30, 1997 and 1996, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $7,602 and $13,301 and $19,786 and $31,545 for the three and six months ended September 30, 1997 and 1996, respectively, which were also incurred to an affiliate of the General Partner.

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

As of September 30, 1997, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,500,000) of net proceeds in twenty-eight Local Partnerships of which approximately $360,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the six months ended September 30, 1997, approximately $627,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $248,000 during the six months ended September 30, 1997 primarily due to cash provided by operating activities ($887,000) and a decrease in cash held in escrow for investing activities ($627,000) which exceeded repayments of mortgage notes ($811,000), improvements to property and equipment ($28,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($112,000) and a net decrease in due to local general partners and affiliates ($306,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $3,070,000.

An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at September 30, 1997 and March 31, 1997 was approximately $62,000 and $181,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $23,000 and $62,000 were received during the six months ended September 30, 1997 and 1996, respectively. However, management expects that the distributions received from the Local Partnerships will in-crease, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $514,000 and $489,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 and 1996 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with decreases of approximately 1% and less than 1% for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate decreases.

Total expenses excluding repairs and maintenance and taxes remained fairly consistent with a decrease of approximately 2% and an increase of less than 1% for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996.

Repairs and maintenance increased approximately $96,000 for the three months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to the installation of fire escapes at one Local Partnership and elevator repairs, repairs to security cameras and the refurbishment of vacant apartments at another Local Partnership.

Taxes increased approximately $179,000 and $162,000 for the three and six months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to an underaccrual of real estate taxes at one Local Partnership in 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The litigation described in Note 3 to the financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh") and Lehigh Tax Credit Partners, Inc. (the "Managing Member" of Lehigh) on August 25, 1997 with the Securities and Exchange Commission, Lehigh acquired, on August 15, 1997, pursuant to a tender offer on Schedule 14D-1 that was commenced on May 30, 1997, 6,758.475 Beneficial Assignment Certificates ("BACs") representing assignments of limited partnershp interests in the Partnership. Lehigh and the Managing Member are affiliates of the General Partner. Pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh and the General Partner (the "Standstill Agreement"), Lehigh agreed that, prior to May 28, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (ii) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934, as amended) with respect to any voting securities of the Partnership, except that those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (iii) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (iv) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. By the terms of the Standstill Agreement, Lehigh also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES INC., General Partner


Date:  November 13, 1997

                          By: /s/ Alan P. Hirmes
                              ----------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  November 13, 1997

                          By: /s/ Richard A. Palermo
                              ----------------------------
                              Richard A. Palermo,
                              Treasurer
                              (principal accounting officer)