Form 10-Q
period 1997-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1998-02-09
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997

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

Registrant's telephone number, including area code (212)421-5333

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----     -----

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.

                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                                            ------------          ------------
                                                             December 31,            March 31,
                                                                 1997                  1997
                                                            ------------          ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $25,634,727 and $21,272,068,
  respectively                                              $157,567,131          $161,897,905
Cash and cash equivalents                                      2,277,953             2,087,057
Cash held in escrow                                            8,835,565             8,777,109
Deferred costs, net of accumulated
  amortization of $1,407,633 and
  $1,189,037 respectively                                      2,733,431             2,943,927
Other assets                                                   1,889,414             1,742,839
                                                            ------------          ------------

Total assets                                                $173,303,494          $177,448,837
                                                            ============          ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                                   $  97,965,475         $  99,092,259
  Construction note payable                                    6,740,018             6,740,018
  Accounts payable and other
    liabilities                                                7,368,689             6,814,714
  Due to local general partners and
    affiliates                                                 5,961,198             6,341,448
  Due to general partner and
    affiliates                                                   845,789               760,510
                                                            ------------          ------------
Total liabilities                                            118,881,169           119,748,949
                                                            ------------          ------------
Minority interest                                              6,562,834             6,695,280
                                                            ------------          ------------
Partners' capital:
  Limited partners (76,786 BACs
    issued and outstanding)                                   48,063,770            51,177,436
  General partner                                               (204,279)             (172,828)
                                                            ------------          ------------
Total partners' capital                                       47,859,491            51,004,608
                                                            ------------          ------------
Total liabilities and partners' capital                     $173,303,494          $177,448,837
                                                            ============          ============

See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                   Three Months Ended                    Nine Months Ended
                                       December 31,                          December 31,
                             ----------------------------------    ------------------------------
                                 1997              1996*              1997               1996*
                             ----------------------------------    ------------------------------
REVENUES
Rental income                $4,762,384         $4,700,529         $14,141,616       $14,106,087
Other income                    164,786            183,460             442,671           446,166
                             ----------         ----------         -----------       -----------
                              4,927,170          4,883,989          14,584,287        14,552,253
                             ----------         ----------         -----------       -----------
EXPENSES
General and                     897,592            842,893           2,528,075         2,508,060
  administrative
General and                     320,524            294,842             894,175           877,606
  administrative-related
  parties (Note 2)
Repairs and maintenance         824,290            820,002           2,160,628         2,039,031
Operating and other             581,951            608,182           1,904,567         1,892,784
Taxes                           403,054            282,692           1,224,789           942,117
Insurance                       208,315            200,664             636,032           594,058
Financial, principally        1,169,479          1,255,252           3,813,307         3,865,109
  interest
Depreciation and              1,511,746          1,497,811           4,581,255         4,583,185
  amortization               ----------         ----------         -----------       -----------

                              5,916,951          5,802,338          17,742,828        17,301,950
                             ----------         ----------         -----------       -----------

Net loss before                (989,781)          (918,349)         (3,158,541)       (2,749,697)
  minority interest

Minority interest in              2,863              8,807              13,424            24,109
 loss of subsidiary          ----------         ----------         -----------       -----------
 partnerships

Net loss                     $ (986,918)        $ (909,542)        $(3,145,117)      $(2,725,588)
                             ==========         ==========         ===========       ===========

Net loss - limited           $ (977,049)        $ (900,446)        $(3,113,666)      $(2,698,332)
  partners                   ==========         ==========         ===========       ===========

Net loss per BAC             $   (12.72)        $   (11.73)        $    (40.54)      $    (35.14)
                             ==========         ==========         ===========       ===========

*Reclassified for comparative purposes

 See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                        -----------       -----------         ---------
                                            Limited            General
                           Total            Partners           Partner
                        -----------       -----------         ---------
Partners' capital-
 April 1, 1997          $51,004,608       $51,177,436         $(172,828)

Net loss                 (3,145,117)       (3,113,666)          (31,451)
                        -----------       -----------         ---------
Partners' capital-
 December 31, 1997      $47,859,491       $48,063,770         $(204,279)
                        ===========       ===========         =========

 See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                Nine Months Ended
                                                   December 31,
                                             ---------------------------
                                                1997           1996
                                             -----------    -----------
Cash flows from operating activities:

Net loss                                     $(3,145,117)   $(2,725,588)
                                             -----------    -----------

Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
  Depreciation and amortization                4,581,255      4,583,185
  Minority interest in loss of
    subsidiaries                                 (13,424)       (24,109)
  Increase in due to general
    partner and affiliates                        85,279         98,991
  Increase in accounts
    payable and other liabilities                553,975         94,894
  Increase in other assets                      (146,575)      (450,205)
  Increase in cash held in escrow               (685,892)      (947,829)
                                             -----------    -----------
  Total adjustments                            4,374,618      3,354,927
                                             -----------    -----------

    Net cash provided by operating
      activities                               1,229,501        629,339
                                             -----------    -----------

Cash flows from investing activities:
  Acquisition of property and
    equipment                                    (31,885)      (109,224)
  Decrease in cash held in escrow                627,436        322,393
  Increase in due to local general
    partners and affiliates                       35,120         96,083
  Decrease in due to local general
    partners and affiliates                     (415,370)      (152,285)
                                             -----------    -----------
    Net cash provided by
      investing activities                       215,301        156,967
                                             -----------    -----------

          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                      Nine Months Ended
                                                         December 31,
                                                      1997           1996
                                                 -----------    -----------
Cash flows from financing activities:
  Repayment of mortgage notes                     (1,126,784)    (1,149,953)
  Increase in Deferred Costs                          (8,100)             0
  Decrease in capitalization of
    consolidated subsidiaries
    attributable to minority interest               (119,022)       (29,996)
                                                 -----------    -----------
    Net cash used in financing
      activities                                  (1,253,906)    (1,179,949)
                                                 -----------    -----------
Net increase (decrease) in cash
  and cash equivalents                               190,896       (393,643)

Cash and cash equivalents at
  beginning of period                              2,087,057      2,395,044
                                                 -----------    -----------
Cash and cash equivalents at
  end of period                                  $ 2,277,953    $ 2,001,401
                                                 ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $14,000 and $21,000 and $39,000 for the three and nine months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has up to a 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                               Three Months Ended                     Nine Months Ended
                                   December 31,                          December 31,
                        ----------------------------------    ------------------------------
                               1997              1996*              1997               1996*
                        ----------------------------------    ------------------------------
Partnership
  management fees (a)       $ 12,500          $ 25,000            $ 37,500          $ 75,000
Expense
  reimbursement (b)           44,120            28,096             108,063            77,581
Property management
  fees (c)                   241,904           223,746             682,612           671,025
Local administrative
  fee (d)                     22,000            18,000              66,000            54,000
                            --------          --------            --------          --------
                            $320,524          $294,842            $894,175          $877,606
                            ========          ========            ========          ========

*Reclassified for comparative purposes

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $527,000 and $489,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $241,904 and $223,746 and $682,612 and $671,025 for the three and nine months ended December 31, 1997 and 1996, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $8,447 and $6,818 and $28,233 and $38,363 for the three and nine months ended December 30, 1997 and 1996, respectively, which were also incurred to an affiliate of the General Partner.

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

As of December 31, 1997, the Partnership has invested approximately $59,710,000 (not including acquisition fees of approximately $4,500,000) of net proceeds in twenty-eight Local Partnerships of which approximately $360,000 remains to be paid to the Local Partnerships (which is being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. During the nine months ended December 31, 1997, approximately $627,000 was paid from escrow. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $191,000 during the nine months ended December 31, 1997 primarily due to cash provided by operating activities ($1,230,000) and a decrease in cash held in escrow for investing activities ($627,000) which exceeded repayments of mortgage notes ($1,127,000), improvements to property and equipment ($32,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($119,000) and a net decrease in due to local general partners and affiliates ($380,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $4,581,000.

An original working capital reserve of approximately $1,536,000 (2% of Gross Proceeds raised) was established from the Partnership's funds available for investment. The working capital reserve at December 31, 1997 and March 31, 1997 was approximately $153,000 and $181,000, respectively, which includes amounts which may be required for the potential purchase price adjustments based on tax credit adjustor clauses.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $133,000 and $52,000 were received during the nine months ended December 31, 1997 and 1996, respectively. However, management ex-pects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $527,000 and $489,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively (see Note 2).

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

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 and 1996 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 1% and less than 1% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to rental rate decreases.

Other income decreased approximately $19,000 for the three months ended December 31, 1997 as compared to the corresponding period in 1996 primarily due to the receipt of insurance proceeds for fire damages by two Local Partnerships during the third quarter of 1996.

Total expenses excluding taxes remained fairly consistent with a decrease of less than 1% and an increase of approximately 1% for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996.

Taxes increased approximately $120,000 and $283,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to an underaccrual of real estate taxes at one Local Partnership in 1996.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)

                         By:   RELATED INDEPENDENCE
                               ASSOCIATES L.P., General Partner

                         By:   RELATED INDEPENDENCE
                               ASSOCIATES INC., General Partner

Date:  February 9, 1998

                               By:  /s/ Alan P. Hirmes
                                    -----------------------
                                    Alan P. Hirmes,
                                    Vice President
                                    (principal financial officer)

Date:  February 9, 1998

                               By:  /s/ Glenn F. Hopps
                                    -----------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)