Form 10-K
period 1998-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1998-06-24
CIK 869615

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1998
                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3589920
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                           10022
--------------------------------------                           -----
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

       None
Index to exhibits may be found on page 105
Page 1 of 117

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

As of March 31, 1998, the Partnership has received $76,786,000 of Gross Proceeds of the Offering from 5,351 investors and no further issuance of BACs is anticipated.

The Partnership's was formed to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 1998, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 1998, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Partnerships of which approximately $360,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See
Item 2, Properties, below.

The investment objectives of the Partnership are to:

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax

Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition

The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 1998. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.


                           Local Partnership Schedule

Name and Location                                                              % of Units Occupied  at  May 1,
(Number of Units)                               Date Acquired              1998     1997     1996     1995     1994
-----------------                               -------------              ----     ----     ----     ----     ----
Harbor Court Limited Partnership                December 1991              93%      98%     100%      88%      88%
  Staten Island, NY (40)
Old Public Limited Partnership                  December 1991              80%      76%      77%      93%      87%
  Lawrenceburg, TN (30)
Lancaster Terrace Limited Partnership           February 1992              97%      98%      99%      99%      96%
  Salem, OR (104)
655 North Street Limited Partnership            March 1992                 81%      84%      83%      89%      92%
  Baton Rouge, LA (195)
Landreth Venture                                March 1992                 94%      94%      96%      95%     100%
  Philadelphia, PA (47)
Homestead Apartments Associates Ltd.            March 1992                 91%      94%      93%      95%      96%
  Homestead, FL (123)
Bethel Villa Associates, L.P.                   April 1992                100%     100%     100%     100%      99%
  Wilmington, DE (150)
West Diamond Street Associates                  May 1992                  100%      89%      96%      96%      93%
  Philadelphia, PA (28)
Susquehanna Partners                            May 1992                   94%      96%     100%      96%     100%
  Philadelphia, PA (47)
Boston Bay Limited Partnership                  August 1992                98%      99%     100%      99%      99%
  Boston, MA (130)
Morrant Bay Limited Partnership                 August 1992                97%     100%      97%     100%     100%
  Boston, MA (130)
Hope Bay Limited Partnership                    August 1992               100%      98%      98%     100%     100%
  Boston, MA (45)
Lares Apartments Limited Partnership            August 1992               100%     100%     100%     100%     100%
  Lares, PR (102)
Lajas Apartments Limited Partnership            August 1992               100%     100%     100%     100%     100%
  Lajas, PR (99)
Arlington-Rodeo Properties                      August 1992               100%     100%     100%      93%     100%
  Los Angeles, CA (29)
Conifer Bateman Associates                      August 1992                88%     100%     100%     100%      96%
  Lowville, NY (24)
Hampden Hall Associates, L.P.                   September 1992             97%     100%      99%      89%      96%
  St. Louis, MO (75)
Chester Renaissance Associates                  September 1992            100%     100%     100%      96%     100%
  Chester, PA (20)
Homestead Apts. II LTD.                         October 1992               94%      95%      92%      95%      98%
  Homestead, FL (112)
P.S. 157 Associates, L.P.                       November 1992              99%     100%      96%      98%     100%
  New York, NY (73)




                     Local Partnership Schedule (continued)

Name and Location                                                              % of Units Occupied  at  May 1,
(Number of Units)                               Date Acquired              1998     1997     1996     1995     1994
-----------------                               -------------              ----     ----     ----     ----     ----
Cloisters Limited Partnership II                November 1992              94%     100%      94%      97%      98%
  Philadelphia, PA (65)
Creative Choice Homes II, LTD.                  December 1992              98%      99%      99%     100%      99%
  Opa-Locka, FL (328)
Milford Crossing Associates L.P.                December 1992              95%      99%      96%      96%     100%
  Milford, DE (73)
BX-7F Associates, L.P.                          January 1993               94%      95%      98%      98%      99%
  Bronx, NY (85)
Los Angeles Limited Partnership                 May 1993                  100%     100%      98%      99%       0% *
  Rio Piedras, PR (124)
Christine Apartments, L.P.                      June 1993                  97%      97%     100%     100%     100%
  Buffalo, NY (32)
Plainsboro Housing Partners, L.P.               July 1993                  99%     100%      98%      99%      13% (1)
  Plainsboro, NJ (126)
Rolling Green Associates, L.P.                  October 1993               96%      91%      97%      90%      91%
  Syracuse, NY (395)

*Property still in construction phase.

(1)  Property was in rent-up phase.


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

Management continuously reviews the physical state of the properties and budgets improvements, when required, which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner also generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which have not borne interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners were also required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agreed to pay liquidated damages if predetermined occupancy rates were not achieved. These payments have been made without right of repayment. In cases where the General Partner deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits. All Operating Deficit Guarantees expire within the next two years.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1998, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. These restrictions should prevent a public trading market from developing but may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

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

As of May 7, 1998, the Partnership has approximately 4,662 registered holders of an aggregate of 76,786 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                               Year ended March 31,
                                 -----------------------------------------------------------------------------------------
OPERATIONS                           1998               1997               1996               1995                1994
------------------               -------------      -------------      -------------      -------------      -------------

Revenues                         $  20,132,593      $  19,592,514      $  19,169,610      $  18,061,137      $  14,024,220

Operating expenses                  24,872,845         24,855,977         24,084,097         21,848,948         16,549,054
                                 -------------      -------------      -------------      -------------      -------------
Loss before minority                (4,740,252)        (5,263,463)        (4,914,487)        (3,787,811)        (2,524,834)
  interest

Minority interest in loss
  of subsidiary partnerships            35,144             33,343             32,193             32,583             24,646
                                 -------------      -------------      -------------      -------------      -------------
Net loss                         $  (4,705,108)     $  (5,230,120)     $  (4,882,294)     $  (3,755,228)     $  (2,500,188)
                                 =============      =============      =============      =============      =============

Net loss per weighted
   average BAC                   $      (60.66)     $      (67.43)     $      (62.95)     $      (48.42)     $      (32.23)
                                 =============      =============      =============      =============      =============

                                                                      March 31,
                                 -----------------------------------------------------------------------------------------
FINANCIAL POSITION                   1998               1997               1996               1995                1994
------------------               -------------      -------------      -------------      -------------      -------------

Total assets                     $ 170,786,367      $ 177,448,837      $ 183,788,219      $ 189,946,896      $ 202,231,410
                                 =============      =============      =============      =============      =============

Total liabilities                $ 118,016,288      $ 119,748,949      $ 120,702,900      $ 121,484,923      $ 131,248,328
                                 =============      =============      =============      =============      =============

Minority interest                $   6,470,579      $   6,695,280      $   6,850,591      $   7,344,951      $   6,110,832
                                 =============      =============      =============      =============      =============

Total partners' capital          $  46,299,500      $  51,004,608      $  56,234,728      $  61,117,022      $  64,872,250
                                 =============      =============      =============      =============      =============


During the year ended March 31, 1998, total assets decreased primarily due to depreciation and a loss on impairment of assets. During the years ended March 31, 1997 and 1996, total assets decreased primarily due to depreciation. During the year ended March 31, 1995, total assets and total liabilities decreased primarily due to the payment of accounts payable and other liabilities and development fees and other amounts due to local general partners and affiliates. During the year ended March 31, 1994, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships.

Cash Distributions

The Partnership has made no distributions to the BACs holders as of March 31, 1998.

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

As of March 31, 1998, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $360,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 1998, approximately $627,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $63,000 during the year ended March 31, 1998, due to cash provided by operating activities ($2,745,000) and proceeds from the sale of land ($210,000) which exceeded repayments of mortgage notes ($1,982,000), acquisitions of property and equipment ($316,000), an increase in cash held in escrow for investing activities ($56,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($340,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($190,000). Included in the adjustments to reconcile the net loss to cash flow provided by operations is depreciation and amortization of approximately $6,367,000 and a loss on impairment of assets of approximately $500,000.

The working capital reserve at March 31, 1998 and 1997 was approximately $119,000 and $181,000, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $143,000, $52,000 and $59,000 were received during the years ended March 31, 1998, 1997, and 1996, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $9,799,000, of which approximately $8,090,000, $3,240,000 and $200,000, had expired as of March 31, 1998, 1997, and 1996, respectively. As of March 31, 1998, 1997, and 1996, approximately $1,505,000, $1,212,000 and $1,112,000, respectively, had been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships. All operating deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approximately $539,000 and $489,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 1998, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997, and 1996 (the 1997, 1996, and 1995 Fiscal Years, respectively.)

The Partnership's results of operations for the 1997, 1996 and 1995 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 1997, 1996, and 1995 Fiscal Years totaled $4,705,108, $5,230,120 and $4,882,294, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,977,461, $11,971,306 and $11,969,116 Housing Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

1997 vs. 1996

Rental income remained fairly consistent with an increase of approximately 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to rental rate increases.

Other income increased approximately $194,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to the receipt of insurance proceeds and an increase in interest on the operating deficit reserve escrow at one Local Partnership, as well as small increases at three other Local Partnerships.

A gain on sale of land was recorded in the 1997 Fiscal Year with respect to the sale of a parcel of unimproved land (see Note 4 in Item 8. Financial Statements and Supplementary Data).

Total expenses excluding taxes and a loss on impairment of assets, remained fairly consistent with an increase of less than 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Taxes decreased approximately $483,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to payment of underaccrued real estate taxes from prior years in 1996.

A loss on impairment of assets was recorded in the 1997 Fiscal Year (see Note 4 in Item 8. Financial Statements and Supplementary Data).

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

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 8.  Financial Statements and Supplementary Data.


                                                                                Sequential
                                                                                   Page

(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                               14

         Consolidated Balance Sheets at March 31, 1998 and 1997                     84

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 31, 1998, 1997 and 1996                                              85

         Consolidated Statements of Changes in Partners' Capital for the Years
         Ended March 31, 1998, 1997 and 1996                                        86

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 1998, 1997 and 1996                                              87

         Notes to Consolidated Financial Statements                                 89

                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (1997, 1996 and 1995 Fiscal Years) subsidiary partnerships whose losses aggregated $4,442,094 , $4,657,401 and $4,001,728 for the 1997, 1996 and 1995 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 1998 and 1997, presented in the accompanying consolidated financial statements. The financial statements for twenty-seven (1997 Fiscal Year) and twenty-eight (1996 and 1995 Fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it related to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one (1997 Fiscal Year) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Trien Rosenberg Rosenberg
    Weinberg Ciullo & Fazzari LLP

Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 4, 1998

                     [Letterhead of KPMG Peat Marwick LLP]


                          Independent Auditors' Report

The Partners
Harbor Court Limited Partnership:

We have audited the accompanying balance sheets of Harbor Court Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP

New York, New York
January 29, 1998

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


                                         /s/ Crews and Company

       [Letterhead of MACK, ROBERTS & COMPANY, L.L.C.- Portland, Oregon]

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.

Mack, Roberts & Co., L.L.C.

February 23, 1998

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



/s/ Mack, Roberts & Co., L.L.C.
-------------------------------
MACK, ROBERTS & CO., L.L.C.
Portland, Oregon

February 18, 1997

               [Letterhead of Pailet, Meunier & LeBlanc, L.L.P.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1998, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated January 21, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

                                           /s/ Pailet, Meunier & LeBlanc, L.L.P.

Metairie, Louisiana
January 21, 1998

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

                      [Letterhead of Ziner & Company P.C.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

       We have audited the accompanying balance sheet of Landreth Venture (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Landreth Venture as of December 31, 1996 were audited by other auditors, whose report dated February 12, 1997, expressed an unqualified opinion on those financial statements.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       /s/ Ziner & Company P.C.


February 12, 1998
Boston, Massachusetts

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




/s/ J.H. Williams & Co., LLP
----------------------------

Kingston, Pennsylvania
February 12, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

       We have audited the accompanying balance sheets of Homestead Apartments Associates, Ltd., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd., as of December 31, 1997 and 1996 and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                           /s/ Reznick Fedder & Silverman

Atlanta, Georgia
February 10, 1998

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

                    [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P.

       We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 1997 and 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in a1l material respects in relation to the basic financial statements taken as a whole.

      In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 1998 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to DSHA programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

                                         /s/ Reznick Fedder & Silverman

Bethesda, Maryland                       Federal Employer
January 22, 1998                         Identification Number:
                                         52-1088612


Audit Prncipal: Lester A. Kanis

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

                          Independent Auditors' Report

The Partners
West Diamond Street Associates
   T/A Sedgley Park Apartments
Marlton, New Jersey

       We have audited the accompanying balance sheets of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1997 and 1996 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1997 and 1996, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Page Two
The Partners
West Diamond Street Associates
   T/A Sedgley Park Apartments

      In accordance with Government Auditing Standards, we have also issued a report dated March 25, 1998 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control and a report dated March 25, 1998 on its compliance with applicable laws and regulations.

                                                      /s/ Asher & Company, Ltd.
                                                          ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 25, 1998

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


                                             /s/ SHORE, AVRACH & COMPANY, P.C.
                                             Certified Public Accountants

January 29, 1996

                    [Letterhead of J.H. Williams & Co., LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1997 and 1996 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1997 and 1996, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co., LLP

Kingston, Pennsylvania
February 6, 1998

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



/s/ J.H. Williams & Co., LLP
----------------------------

Kingston, Pennsylvania
February 7, 1997

                 [Letterhead of Robert Ercolini & Company LLP]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1998 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 17, 1998 on its compliance with laws and regulations, and reports dated January 17, 1998 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 28) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency (MHFA) and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP

Boston, Massachusetts
January 17, 1998

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


/s/ ROBERT ERCOLINI & COMPANY

January 26, 1996

                 [Letterhead of Robert Ercolini & Company LLP]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1998 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 20, 1998 on its compliance with laws and regulations, and reports dated January 20, 1998 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 28) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency (MHFA) and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP

Boston, Massachusetts
January 20, 1998

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

                  [Letterhead of Robert Ercolini & Company LLP]

                          INDEPENDENT AUDITOR'S REPORT
To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 22, 1998 on its compliance with laws and regulations, and reports dated January 22, 1998 on its compliance with specific requirements applicable to HUD programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 28) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP

Boston, Massachusetts
January 22, 1998

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

                     [Letterhead of Armando A. Suarez, CPA]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

      I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

      My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 to 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                      /s/ Armando A. Suarez, CPA

Armando A. Suarez, CPA
February 2, 1998
San Juan, Puerto Rico

The stamp #1478426 of the CPA's College of PR was affixed to the original of this report.

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

                     [Letterhead of Armando A. Suarez, CPA]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

       I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-660422313, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

       My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 to 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                      /s/ Armando A. Suarez, CPA

Armando A. Suarez, CPA
February 2, 1998
San Juan, Puerto Rico

The stamp #1478423 of the CPA's College of PR was affixed to the original of this report.

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

                           [Letterhead of Ree & Kim]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1997 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ree & Kim

Los Angeles, California
February 25, 1998

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


/s/ REE & KIM

Los Angeles, California
February 26, 1996

             [Letterhead of Brovitz, Insero, Kasperski & Co., P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Respectfully Submitted,

                                      /s/ Brovitz, Insero, Kasperski & Co., P.C.

                                          Brovitz, Insero, Kasperski & Co., P.C.
                                          Certified Public Accountants

Rochester, New York
January 28, 1998

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

                      [Letterhead of Mortland & Co. P.C.]

                          Independent Auditors' Report

To the Partners
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                         /s/ Mortland & Co. P.C.

St. Louis, Missouri
February 13, 1998

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


                                        /s/ MORTLAND & CO., P.C.

February 26, 1996

                      [Letterhead of Ziner & Company, P.C.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

      We have audited the accompanying balance sheet of Chester Renaissance Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chester Renaissance Associates as of December 31, 1996, were audited by other auditors, whose report dated February 9, 1997, expressed an unqualified opinion on those financial statements.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ Ziner & Company, P.C.

February 9, 1998
Boston, Massachusetts

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



/s/ J.H. Williams & Co. LLP
---------------------------


Kingston, Pennsylvania
February 9, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                            INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

       We have audited the accompanying balance sheets of Homestead Apartments Associates II, Ltd., as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                  /s/ Reznick Fedder & Silverman

                                                  /s/ Reznick Fedder & Silverman

Atlanta, Georgia
February 9, 1998

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

       [Letterhead of Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP

January 22, 1998
Great Neck, NY

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



/s/ Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP
-----------------------------------------------------


January 14, 1997
Great Neck, NY

                        [Letterhead of Ziner & Company, P.C.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

       We have audited the accompanying balance sheet of Cloisters Limited Partnership II (a Pennsylvania limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cloisters Limited Partnership II as of December 31, 1996 were audited by other auditors whose report, dated February 11, 1997, expressed an unqualified opinion on those financial statements.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

February 6, 1998
Boston, Massachusefts

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




/s/ J.H. Williams & Co., LLP
----------------------------



Kingston, Pennsylvania
February 11, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                         INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
  (A Limited Partnership)
  d/b/a The Gardens Apartments

       We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

       In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 4, 1998 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership), d/b/a The Gardens Apartments' internal control and on its compliance with specific requirements applicable to major HUD programs, fair housing and non-discrimination, and laws and regulations applicable to the financial statements.

                                       /s/ Reznick Fedder & Silverman

Bethesda, Maryland                         Federal Employer
February 4, 1998                             Identification Number:
                                             52-1088612

Audit Principal: Craig Birmingham

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

Audit Principal: Craig Birmingham

                   [Letterhead of Halbert, Katz & Co., P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P. as of December 31, 1997 and 1996 and the related statements of income
(loss), partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P., at December 31, 1997 and December 31, 1996, and the results of its operations changes in partners' capital (capital deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 14) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Halbert, Katz & Co., P.C.

Philadelphia, Pennsylvania
January 30, 1998

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

            [Letterhead of Bernhardt, Karlitz, Hayden & DeCruze LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 1997 and 1996 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Bernhardt, Karlitz, Hayden & DeCruze LLP

Bernhardt, Karlitz, Hayden & DeCruze LLP
White Plains, New York
January 27, 1998

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

                     [Letterhead of Amilcar Torres Rivera]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, changes in Partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 1997 and 1996, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
                                        /s/ Amilcar Torres Rivera, CPA
                                            Amilcar Torres Rivera, CPA

Stamp #1482818 of the
Puerto Rico Society of
CPA's has been affixed
to the original.

January 29, 1998
San Juan, Puerto Rico

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

San Juan, Puerto Rico
January 29, 1996

                  [Letterhead of Toski, Schaefer & Co., P.C.]

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 1998 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

                              /s/ Toski, Schaefer & Co., P.C.

Williamsville, New York
January 29, 1998

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



                                       /s/ Toski, Schaefer & Co., P.C.
                                       -------------------------------

Williamsville, New York
January 30, 1997

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

       We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Baltimore, Maryland
January 6, 1998

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

                          Independent Auditors' Report

The Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

       We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1997 and 1996 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1997 and 1996 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

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

Page Two
The Partners
Rolling Green Associates, L.P.

       In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1998 on our consideration of Rolling Green Associates, L.P.'s (A Limited Partnership) internal control and reports dated January 21, 1998 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to fair housing and non-discrimination.

                                                       /s/ Asher & Company Ltd.
                                                           ASHER & COMPANY LTD.


Philadelphia, Pennsylvania
January 21, 1998

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


                                        /s/ SHORE, AVRACH & COMPANY, P.C.

                                        Certified Public Accountants

January 18, 1996

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                                              March 31,
                                                                  --------------------------------
                                                                       1998               1997
                                                                  -------------      -------------
Property and equipment - net of accumulated depreciation
  (Notes 2 and 4)                                                 $ 155,531,285      $ 161,897,905
Cash and cash equivalents (Notes 2 and 10)                            2,149,895          2,087,057
Cash held in escrow (Note 5)                                          8,589,271          8,777,109
Deferred costs, less accumulated amortization (Notes 2 and 6)         2,672,730          2,943,927
Other assets                                                          1,843,186          1,742,839
                                                                  -------------      -------------
                                                                  $ 170,786,367      $ 177,448,837
                                                                  =============      =============
                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Mortgage notes payable (Note 7)                                 $  97,153,977      $  99,092,259
  Construction notes payable (Note 7)                                 6,740,018          6,740,018
  Accounts payable and other liabilities                              7,220,887          6,814,714
  Due to local general partners and affiliates (Note 8)               5,972,205          6,341,448
  Due to general partner and affiliates                                 929,201            760,510
                                                                  -------------      -------------
                                                                    118,016,288        119,748,949
                                                                  -------------      -------------
Minority interest                                                     6,470,579          6,695,280
                                                                  -------------      -------------
Commitments and contingencies (Notes 8 and 10)

Partners' capital
  Limited partners (76,786 BACs issued and outstanding)              46,519,379         51,177,436
  General partner                                                      (219,879)          (172,828)
                                                                  -------------      -------------
                                                                     46,299,500         51,004,608
                                                                  -------------      -------------
                                                                  $ 170,786,367      $ 177,448,837
                                                                  =============      =============

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                            ------------------------------------------------
                                               1998               1997             1996*
                                            ------------      ------------      ------------
Revenues
  Rental income                             $ 19,155,670      $ 18,924,741      $ 18,552,471
  Other income                                   861,995           667,773           617,139
  Gain on sale of land (Note 4)                  114,928                 0                 0
                                            ------------      ------------      ------------
                                              20,132,593        19,592,514        19,169,610
                                            ------------      ------------      ------------
Expenses
  General and administrative                   3,546,101         3,828,769         3,168,207
  General and administrative-
   related parties (Note 8)                    1,173,780         1,165,168         1,756,654
  Repairs and maintenance                      3,407,084         3,252,181         2,859,589
  Operating and other                          2,006,347         1,989,111         1,916,038
  Taxes                                        1,279,922         1,763,193         1,210,046
  Insurance                                      952,274           951,050           979,238
  Financial, principally interest              5,640,082         5,765,176         6,010,397
  Depreciation and amortization                6,367,255         6,141,329         6,183,928
  Loss on impairment of assets (Note 4)          500,000                 0                 0
                                            ------------      ------------      ------------
                                              24,872,845        24,855,977        24,084,097
                                            ------------      ------------      ------------
Loss before minority interest                 (4,740,252)       (5,263,463)       (4,914,487)
Minority interest in loss of
  subsidiary partnerships                         35,144            33,343            32,193
                                            ------------      ------------      ------------
Net loss                                    $ (4,705,108)     $ (5,230,120)     $ (4,882,294)
                                            ============      ============      ============
Net loss-limited partnership interests      $ (4,658,057)     $ (5,177,819)     $ (4,833,471)
                                            ============      ============      ============
Number of BACs outstanding                        76,786            76,786            76,786
                                            ============      ============      ============
Net loss per BAC                            $     (60.66)     $     (67.43)     $     (62.95)
                                            ============      ============      ============


*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                           Total        Limited        General
                                         Partners      Partners        Partners
                                        -----------   -----------     ---------
Partners' capital - April 1, 1995       $61,117,022   $61,188,726     $ (71,704)

Net loss                                 (4,882,294)   (4,833,471)      (48,823)
                                        -----------   -----------     ---------

Partners' capital - March 31, 1996       56,234,728    56,355,255      (120,527)

Net loss                                 (5,230,120)   (5,177,819)      (52,301)
                                         ----------    ----------       -------

Partners' capital - March 31, 1997       51,004,608    51,177,436      (172,828)

Net loss                                 (4,705,108)   (4,658,057)      (47,051)
                                       ------------- -------------    ----------

Partners' capital - March 31, 1998      $46,299,500   $46,519,379     $(219,879)
                                         ==========    ==========      =========

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         Year Ended March 31,
                                                             ---------------------------------------------
                                                                1998             1997              1996*
                                                             -----------      -----------      -----------
Cash flows from operating activities:
  Net loss                                                   $(4,705,108)     $(5,230,120)     $(4,882,294)
                                                             -----------      -----------      -----------
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                               6,367,255        6,141,329        6,183,928
   Gain on sale of land                                         (114,928)               0                0
   Loss on impairment (Note 4)                                   500,000                0                0
   Minority interest in loss of subsidiaries                     (35,144)         (33,343)         (32,193)
   (Increase) decrease in assets:
    Cash held in escrow                                          243,633          321,640       (2,153,861)
    Deferred costs                                                     0            3,150                0
    Due from local general partners and affiliates                     0               0            17,069
    Other assets                                                (100,347)         187,649          433,216
   Increase (decrease) in liabilities:
    Accounts payable and other liabilities                       449,888          384,693          927,143
    Due to local general partners and affiliates                 (28,959)         133,916         (138,924)
    Due to general partner and affiliates                        168,691          194,511          789,823
                                                             -----------      -----------      -----------
   Total adjustments                                           7,450,089        7,333,545        6,026,201
                                                             -----------      -----------      -----------
Net cash provided by operating activities                      2,744,981        2,103,425        1,143,907
                                                             -----------      -----------      -----------
Cash flows from investing activities:
  Acquisition of property and equipment                         (316,410)        (254,027)        (902,196)
  Increase in cash held in escrow                                (55,795)        (368,346)        (121,719)
  Proceeds from the sale of land                                 210,000                0                0
  Decrease in due from local general
   partners and affiliates                                             0                0           42,964
  Increase in due to local general partners and
   affiliates                                                          0                0        1,002,468
  Decrease in due to local general partners
   and affiliates                                               (190,818)        (196,795)      (1,602,159)
                                                             -----------      -----------      -----------
Net cash used in investing activities                           (353,023)        (819,168)      (1,580,642)
                                                             -----------      -----------      -----------

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (CONTINUED)

                                                                                   Year Ended March 31,
                                                                     ---------------------------------------------
                                                                        1998             1997              1996*
                                                                     -----------      -----------      -----------
Cash flows from financing activities:
  Increase in deferred costs                                              (8,100)               0          (56,700)
  Proceeds from mortgage notes                                                 0                0           58,120
  Repayment of mortgage notes                                         (1,981,997)      (1,865,078)      (1,791,820)
  Increase in due to local general partners
   and affiliates                                                              0          394,802          312,441
  Decrease in due to local general partners
   and affiliates                                                       (149,466)               0          (55,744)
  Decrease in capitalization of
   consolidated subsidiaries attributable
   to minority interest                                                 (189,557)        (121,968)        (462,167)
                                                                     -----------      -----------      -----------
Net cash used in financing activities                                 (2,329,120)      (1,592,244)      (1,995,870)
                                                                     -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                      62,838         (307,987)      (2,432,605)
Cash and cash equivalents at beginning of year                         2,087,057        2,395,044        4,827,649
                                                                     -----------      -----------      -----------
Cash and cash equivalents at end of year                             $ 2,149,895      $ 2,087,057      $ 2,395,044
                                                                     ===========      ===========      ===========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                             $ 4,811,327      $ 4,807,010      $ 5,286,969
Supplemental disclosure of noncash investing
  and financing activities:
  Property and equipment reclassified to
   deferred costs                                                    $         0      $         0      $   451,335
  Decrease in due from general partner and
   affiliates offset by due to general partner
   and affiliates                                                              0                0          283,371
  Increase in mortgage notes payable reclassified
   from accounts payable and other liabilities                            43,715           40,505           40,528
Summarized below are the components of the gain on sale of land:
  Decrease in property and equipment                                      95,072                0                0

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

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

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 1998.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1998, the Partnership has raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

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

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

For financial reporting purposes, the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $21,000, $34,000, and $69,000 for the years ended March 31, 1998, 1997 and 1996, respectively (the 1997, 1996 and 1995 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 1998, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

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

i)  Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the Fiscal 1995 financial statements to conform with the Fiscal 1997 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow

The carrying amount approximates fair value.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

Mortgage Notes Payable

The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                    March 31, 1998                  March 31, 1997**
                                              -------------------------       -------------------------
                                              Carrying                        Carrying
                                               Amount        Fair Value        Amount        Fair Value
                                             -----------     -----------     -----------     -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value           $37,856,219     $37,315,794     $38,596,669     $37,963,327
Not practicable                              $59,297,758               *     $60,495,590               *


*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

**Reclassified for comparative purposes.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                            March 31,                Estimated
                                 ------------------------------     Useful Lives
                                       1998            1997           (Years)
                                 -------------    -------------     ------------
Land                             $   5,682,116    $   5,777,188         --
Building and improvements          174,531,656      175,432,328        15-40
Furniture and fixtures               2,078,686        1,960,457        3-10
                                  ------------     ------------
                                   182,292,458      183,169,973

Less:  Accumulated depreciation    (26,761,173)     (21,272,068)
                                  ------------     ------------
                                  $155,531,285     $161,897,905
                                  ------------     ------------

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 1998 and 1997. In addition, as of March 31, 1998 and 1997, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the local general partners and affili-

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

ates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $6,087,958, $5,834,353 and $5,858,536, respectively.

West Diamond Street Associates ("West Diamond") analyzes the carrying value of its fixed assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. During 1997, the buildings were deemed to be impaired and were written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such fixed assets, inclusive of the low income housing tax credits, exceeding the carrying value by approximately $500,000. This impairment loss has been charged to operations for 1997. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation have been reduced by $1,098,853 and $598,853, respectively.

During the year ended December 31, 1997, Milford Crossing Associates, L.P. ("Milford") sold a parcel of unimproved land for $210,000 to an entity with a member who is also a general partner of Milford.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                March 31,
                                                       -------------------------
                                                           1998          1997
                                                        ----------    ----------
Purchase price payments*                               $   359,700   $   987,136
Real estate taxes, insurance and other                   4,724,760     5,028,968
Reserve for replacements                                 2,859,132     2,175,901
Tenant security deposits                                   645,679       585,104
                                                        ----------    ----------
                                                        $8,589,271    $8,777,109
                                                        ==========    ==========

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                March 31,
                                       ---------------------------
                                           1998            1997        Period
                                       ----------       ----------   -----------
Financing expenses                     $3,476,910       $3,468,810       *
Organization expenses                     643,142          664,154    60 months
                                       ----------       ----------
                                        4,120,052        4,132,964
Less:  Accumulated amortization        (1,447,322)      (1,189,037)
                                       ----------       ----------
                                       $2,672,730       $2,943,927
                                       ==========       ==========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 amounted to $279,297, $306,976, and $325,392, respectively.

During the year ended March 31, 1998, deferred costs and accumulated amortization of $21,012 was written off.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes are payable in aggregate monthly installments of approximately $686,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $11,097,615 and $11,159,590 at December 31, 1997 and 1996, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998


Annual principal payment requirements, as of March 31, 1998, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                    Amount
------------------                 ------------

1998                                $ 2,052,276
1999                                  2,179,424
2000                                  2,319,001
2001                                  2,469,970
2002                                  2,625,169
Thereafter                           85,508,137
                                    -----------
                                    $97,153,977
                                    ===========

As of December 31, 1997 and 1996, one subsidiary partnership has a construction loan commitment totaling $6,890,000. As of December 31, 1997 and 1996, such loan has an outstanding balance of $6,740,018.

The mortgage agreements require monthly deposits to replacement reserves of approximately $55,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $9,799,000 of which approximately $8,090,000, $3,240,000 and $200,000 had expired as of March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998, 1997, and 1996, approximately $1,505,000, $1,212,000 and $1,112,000, respectively, has been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships. Amounts @@funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998


B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                     Year Ended March 31,
                                          --------------------------------------
                                             1998           1997        1996
                                          ----------    ----------   -----------
Partnership management fees (i)          $    50,000  $     87,500   $   685,165
Expense reimbursement (ii)                   145,804        84,913        84,912
Property management fees (iii)               904,376       905,401       914,499
Local administrative fee (iv)                 73,600        87,354        72,078
                                          ----------    ----------   -----------

                                          $1,173,780    $1,165,168    $1,756,654
                                           =========     =========     =========

(i) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $539,000 and $489,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively.

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

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $904,376, $905,401, and $914,499 for the 1997, 1996 and
1995 Fiscal Years, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $34,680, $63,289, and $65,121, for the 1997, 1996 and 1995 Fiscal Years, respectively, which were also incurred to an affiliate of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998


C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                    March 31,
                                                           -------------------------
                                                              1998           1997*
                                                           ----------     ----------
Development deficit advances                               $  352,453     $  337,516
Operating advances (i)                                        720,457        869,923
Development fee payable                                     3,223,332      3,081,984
Due to contractor                                                   0        347,103
Long-term notes payable (ii)                                1,272,848      1,272,848
Management and other fees                                     403,115        432,074
                                                           ----------     ----------

                                                           $5,972,205     $6,341,448
                                                           ==========     ==========

*Reclassified for comparative purposes

(i)  Operating advances include the following loans:

Creative Choice Homes II, LTD                                       0     $  234,665

This loan is noninterest bearing and is payable from cash flow of the project with the approval of HUD

This loan is noninterest bearing and is payable from       $  138,443     $  212,387
cash flow of the project with the approval of HUD

Christine Apartments, L.P.                                 $  116,100     $  166,800

This loan is noninterest bearing and has no set repayment terms

(ii) Long term notes payable consist of the following:

Creative Choice Homes II, LTD                              $  500,000     $  500,000

This note  bears  interest  at 12%  payable  monthly
Principal on the loan is due and payable in full on December 31, 2008

Plainsboro Housing Partners, L.P.                          $  772,848     $  772,848

This loan, dated December 11, 1992, accrues interest at a rate of 7.34% per annum on the outstanding principal balance for 20 years. Repayment of the principal and interest shall be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in December 2012.

Interest expense incurred on such long-term notes payable amounted to $116,727, $118,773, and $118,879 for the 1997, 1996 and 1995 Fiscal Years, respectively.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998

D)  Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                 Year Ended December 31,
                                        ---------------------------------------
                                            1997          1996          1995
                                        -----------   -----------   -----------
Financial statement net loss            $(4,705,108)  $(5,230,120)  $(4,882,294)

Differences between depreciation and
amortization expense recorded for
financial reporting purposes and the
accelerated cost recovery system
utilized for income tax purposes         (1,149,478)   (1,312,428)   (1,301,987)

Differences resulting from parent
company having a different fiscal year
for income tax and financial reporting
purposes                                     15,857       (24,937)     (216,848)

Loss on impairment of assets                500,000             0             0

Other                                       (73,249)      299,237      (116,476)
                                        -----------   -----------   -----------
Net loss as shown on the income  tax
return for the calendar year ended      $(5,411,978)  $(6,268,248)  $(6,517,605)
                                         ==========    ==========    ==========


NOTE 10 - Commitments and Contingencies

a)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1998, uninsured cash and cash equivalents approximated $767,000.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998


b)  Letters of Credit

As of December 31, 1997, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                           Amount
-----------------------             --------
Development contingency             $ 79,000
Operating deficit                    971,593

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,977,461, $11,971,306 and $11,969,116 Housing Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

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

Name                             Position

Stephen M. Ross                  Director

J. Michael Fried                 President, Chief Executive Officer and Director

Alan P. Hirmes                   Senior Vice President

Stuart J. Boesky                 Vice President

Marc D. Schnitzer                Vice President

Glenn F. Hopps                   Treasurer

Lynn A. McMahon                  Secretary

STEPHEN M. ROSS, 58, is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Pub-lic Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 37, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 35, was employed, prior to joining Related in December 1, 1990, by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting

LYNN A. McMAHON, 42, has since 1983, served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                      Name and Address of     Amount and Nature of         Percentage
Title of Class        Beneficial Ownership    Beneficial Ownership          of Class
--------------        --------------------    --------------------          --------
General Partnership   Related Independence    $1,000 capital contribution    100%
Interest in the       Associates L.P.         -directly owned
Partnership           625 Madison Avenue
                      New York, NY 10022

Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds either a 0.1% or 1% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in
Item 8 above, which information is incorporated herein by reference thereto.

No person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1998, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


                                           Amount and Nature of
Name of Beneficial Owner (1)               Beneficial Ownership         Percent of Class
----------------------------               --------------------         ----------------
Lehigh Tax Credit Partners, Inc.           6,846.30 (2) (3)                        8.9%
J. Michael Fried                           6,846.30 (2) (3) (4)                    8.9%
Alan P. Hirmes                             6,846.30 (2) (3) (4)                    8.9%
Stuart J. Boesky                           6,846.30 (2) (3) (4)                    8.9%
Stephen M. Ross                                  --                                 --
Marc D. Schnitzer                                --                                 --
Glenn F. Hopps                                   --                                 --
Lynn A. McMahon                                  --                                 --
All directors and executive officers       6,846.30 (2) (3) (4)                    8.9%
of the general partner of the
Related General Partner as a group
(seven persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to May 28, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (j%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the Related General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Related General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 23,1998, Lehigh I held 3,410.65 BACs and Lehigh H held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns Member and owns an equity interest therein.

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

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                            Sequential
                                                                               Page
                                                                            ----------

(a) 1.   Financial Statements

         Independent Auditors' Report                                          14

         Consolidated Balance Sheets at March 31, 1998 and 1997                84

         Consolidated Statements of Operations for the Years Ended
         March 31, 1998, 1997 and 1996                                         85

         Consolidated Statements of Changes in Partners' Capital for
         the Years Ended March 31, 1998, 1997 and 1996                         86

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 1998, 1997 and 1996                                         87

         Notes to Consolidated Financial Statements                            89

(a) 2.   Consolidated Financial Statement Schedules

         Independent Auditors' Report                                          110

         Schedule I- Condensed Financial Information of Registrant             111

         Schedule III - Real Estate and Accumulated Depreciation               114

(a) 3.   Exhibits

(3A) Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the
         Prospectus as Exhibit A*

(3B)     Amended and Restated Certificate of Limited Partnership of
         Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                        107

(27)     Financial Data Schedule (filed herewith)                              117

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                              Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)        of  Organization
         Harbor Court Limited Partnership                         NY
         Old Public Limited Partnership                           TN
         Lancaster Terrace Limited Partnership                    OR
         655 North Street Limited Partnership                     LA
         Landreth Venture                                         PA
         Homestead Apartments Associates Ltd.                     FL
         Bethel Villa Associates, L.P.                            DE
         West Diamond Street Associates                           PA
         Susquehanna Partners                                     PA
         Boston Bay Limited Partnership                           MA
         Morrant Bay Limited Partnership                          MA
         Hope Bay Limited Partnership                             MA
         Lares Apartments Limited Partnership                     PR
         Lajas Apartments Limited Partnership                     PR
         Arlington-Rodeo Properties                               CA
         Conifer Bateman Associates                               NY
         Hampden Hall Associates, L.P.                            MO
         Chester Renaissance Associates                           PA
         Homestead Apartments II, LTD.                            FL
         P.S. 157 Associates, L.P.                                NY
         Cloisters Limited Partnership II                         PA
         Creative Choice Homes II, LTD.                           FL
         Milford Crossing Associates L.P.                         DE
         BX-7F Associates, L.P.                                   NY
         Los Angeles Limited Partnership                          PR
         Christine Apartments, L.P.                               NY
         Plainsboro Housing Partners, L.P.                        NJ
         Rolling Green Associates, L.P.                           NY

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

                 INDEPENDENCE TAX CREDIT PLUS L.P.
                 ---------------------------------
                           (Registrant)

                     By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                          its General Partner

                     By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                          a General Partner

Date: June 23, 1998       By: /s/ J. Michael Fried
                              ----------------------------------------
                              J. Michael Fried
                              President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                          Title                         Date
---------------------     -------------------------------------     ------------
                          President and Chief Executive Officer
/s/ J. Michael Fried      (principal executive officer)
---------------------     and Director of
J. Michael Fried          Related Independence Associates Inc.     June 23, 1998

/s/ Alan P. Hirmes        Senior Vice President
---------------------     (principal financial officer) of
Alan P. Hirmes            Related Independence Associates Inc.     June 23, 1998

/s/ Glenn F. Hopps        Treasurer
---------------------     (principal accounting officer) of
Glenn F. Hopps            Related Independence Associates Inc.     June 23, 1998

/s/ Stephen M. Ross       Director of
---------------------     Related Independence Associates Inc.     June 23, 1998
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 4, 1998 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and Schedule III at March 31, 1998. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ Trien Rosenberg Rosenberg
    Weinberg Ciullo & Fazzari LLP

Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 4, 1998

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                              March 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
Cash and cash equivalents                          $   119,445       $   180,902
Investment in subsidiary partnerships               46,373,608        50,332,231
Cash held in escrow                                    359,700           987,136
Due from subsidiary partnership                        761,045           752,907
Other assets                                           131,386           131,386
                                                   -----------       -----------

  Total assets                                     $47,745,184       $52,384,562
                                                   ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Other liabilities                                  $     2,303       $     3,090
Due to general partners and affiliates                 642,506           540,394
                                                   -----------       -----------

  Total liabilities                                    644,809           543,484

Partners' capital*                                  47,100,375        51,841,078
                                                   -----------       -----------

  Total liabilities and partners' capital          $47,745,184       $52,384,562
                                                   ===========       ===========

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.

*Condensed partners' capital includes $800,875 and $836,470 of related party income at March 31, 1998 and 1997, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Year Ended March 31,
                                  ---------------------------------------------
                                      1998             1997             1996
                                  -----------      -----------      -----------
Revenues                          $    12,468      $    13,679      $    12,533
                                  -----------      -----------      -----------

Expenses

  Administrative and management       113,897          143,070          144,290
  Administrative and
    management-related parties        195,804          172,413          770,077
  Amortization                              0            3,333           10,000
                                  -----------      -----------      -----------

  Total expenses                      309,701          318,816          924,367
                                  -----------      -----------      -----------

Loss from operations                 (297,233)        (305,137)        (911,834)

Equity in loss of
  subsidiary partnerships          (4,443,470)      (4,960,578)      (4,006,055)
                                  -----------      -----------      -----------

Net loss                          $(4,740,703)     $(5,265,715)     $(4,917,889)
                                  ===========      ===========      ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Year Ended March 31,
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------   -----------   -----------
Cash flows from operating activities:

Net loss                                $(4,740,703)  $(5,265,715)  $(4,917,889)
                                        -----------   -----------   -----------

Adjustments to reconcile net loss
  to net cash used in operating
  activities:

  Equity in loss of subsidiary
    partnerships                          4,443,470     4,960,578     4,006,055
  (Decrease) increase in other
    liabilities                                (787)         (224)        1,023
  Increase in due from general
    partner and affiliates                  102,112       149,461       670,778
                                        -----------   -----------   -----------

  Total adjustments                       4,544,795     5,109,815     4,677,856
                                        -----------   -----------   -----------

  Net cash used in operating activities    (195,908)     (155,900)     (240,033)
                                        -----------   -----------   -----------

Cash flows from investing activities:

  Decrease in cash held in
    escrow-purchase price payments          627,436       322,393       346,250
  Decrease in other assets                        0         3,333        10,000
  Investment in subsidiary partnerships    (627,436)     (322,393)     (346,250)
  Distributions from subsidiaries           142,589        52,019        58,592
  (Increase) decrease in due
    from subsidiary partnership              (8,138)      (83,466)       30,000
                                        -----------   -----------   -----------

  Net cash provided by (used in)
   investing activities                     134,451       (28,114)       98,592
                                        -----------   -----------   -----------

Net decrease in cash and cash
  equivalents                               (61,457)     (184,014)     (141,441)

Cash and cash equivalents,
  beginning of year                         180,902       364,916       506,357
                                        -----------   -----------   -----------

Cash and cash equivalents, end of year  $   119,445   $   180,902   $   364,916
                                        ===========   ===========   ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.

                                AND SUBSIDIARIES

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                   Partnership Property Pledged as Collateral

                                 MARCH 31, 1998

                                                          Initial Cost            Cost                Gross Amount at which
                                                          to Partnership       Capitalized          Carried At Close of Period
                                                     ------------------------   Subsequent    -------------------------------------
                                                                Buildings and  Acquisition:              Buildings and
            Description               Encumbrances     Land      Improvements  Improvements     Land      Improvements     Total
                                      ------------   --------   -------------  ------------   --------   -------------   ----------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                    $        0    $137,450    $1,007,966    $    69,289    $140,813     $1,073,892    $1,214,705
Old Public Limited Partnership
  Lawrenceburg, TN                        499,355      10,000     1,713,310         74,504      13,640      1,784,174     1,797,814
Lancaster Terrace Limited Partnership
  Salem, OR                             1,694,369     161,269     3,679,601         39,075     163,105      3,716,840     3,879,945
655 North Street Limited Partnership
  Baton Rouge, LA                       4,898,500     125,500     3,040,980      5,607,596     127,751      8,646,325     8,774,076
Landreth Venture
  Philadelphia, PA                      3,398,422       1,761     5,903,337         29,843       3,645      5,931,296     5,934,941
Homestead Apartments Associates Ltd.
  Homestead, FL                         3,560,193     329,402             0      5,916,800     331,468      5,914,734     6,246,202
Bethel Villa Associates, L.P.
  Wilmington, DE                        6,270,652     270,000     5,969,354      3,066,962     275,099      9,031,217     9,306,316
West Diamond Street Associates (a)
  Philadelphia, PA                      1,576,000      30,829     3,444,649     (1,051,741)     32,414      2,391,323     2,423,737
Susquehanna Partners
  Philadelphia, PA                      1,902,874      16,000             0      3,975,693      17,585      3,974,108     3,991,693
Boston Bay Limited Partnership
  Boston, MA                            3,203,117     440,000     4,143,758        658,472     441,585      4,800,645     5,242,230
Morrant Bay Limited Partnership
  Boston, MA                            4,823,502     650,000     5,522,250        999,896     651,585      6,520,561     7,172,146
Hope Bay Limited Partnership
  Boston, MA                            1,464,769     225,000     1,435,185        527,915     226,585      1,961,515     2,188,100
Lares Apartments Limited Partnership
  Lares, PR                             4,495,916     137,000             0      5,474,570     151,585      5,459,985     5,611,570
Lajas Apartments Limited Partnership
  Lajas, PR                             4,145,597     110,090     4,952,929         77,342     111,675      5,028,686     5,140,361
Arlington-Rodeo Properties
  Los Angeles, CA                       3,543,123     624,052             0      5,022,966     625,637      5,021,381     5,647,018
Conifer Bateman Associates
  Lowville, NY                          1,049,704      15,000     2,525,729         53,225      16,585      2,577,369     2,593,954
Hampden Hall Associates, L.P.
  St. Louis, MO                         3,110,000           0             0      7,828,912       1,585      7,827,327     7,828,912
Chester Renaissance Associates
  Chester, PA                             853,000      33,667       168,333      1,773,283      42,153      1,933,130     1,975,283
Homestead Apartments II, LTD
  Homestead, FL                         3,496,837     338,966             0      5,254,556     340,551      5,252,971     5,593,522

                                                                                 Life on which
                                                                                Depreciation in
                                                         Year of                Latest Income
                                         Accumulated   Construction/   Date      Statement is
            Description                  Depreciation   Renovation   Acquired     Computed*
                                         ------------  ------------  ---------  --------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                       $   230,063      1991      Dec. 1991    27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                            383,802      1991      Dec. 1991    27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                   944,071      1992      Feb. 1992    15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                           1,634,122      1992      Mar. 1992    27.5 years
Landreth Venture
  Philadelphia, PA                            813,355      1992      Mar. 1992    40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                               744,194      1992      Mar. 1992    40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                            1,757,523      1992      Apr. 1992    27.5 years
West Diamond Street Associates (a)
  Philadelphia, PA                              7,055      1992      May 1992     40 years
Susquehanna Partners
  Philadelphia, PA                            497,173      1992      May 1992     20-40 years
Boston Bay Limited Partnership
  Boston, MA                                1,035,528      1991      Aug. 1992    27.5 years
Morrant Bay Limited Partnership
  Boston, MA                                1,426,372      1991      Aug. 1992    27.5 years
Hope Bay Limited Partnership
  Boston, MA                                  424,017      1991      Aug. 1992    27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                   810,204      1992      Aug. 1992    40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                   733,208      1992      Aug. 1992    40 years
Arlington-Rodeo Properties
  Los Angeles, CA                             790,422      1992      Aug. 1992    27.5 years
Conifer Bateman Associates
  Lowville, NY                                524,434      1990      Aug. 1992    15-27.5 years
Hampden Hall Associates, L.P.
  St. Louis, MO                             1,204,739      1992      Sep. 1992    27.5 years
Chester Renaissance Associates
  Chester, PA                                 219,401      1992      Sep. 1992    40 years
Homestead Apartments II, LTD
  Homestead, FL                               589,457      1992      Oct. 1992    40 years

                                                        Initial Cost             Cost                  Gross Amount at which
                                                        to Partnership        Capitalized            Carried At Close of Period
                                    ------------   ------------------------    Subsequent    ---------------------------------------
                                                               Buildings and  Acquisition:               Buildings and
            Description             Encumbrances      Land      Improvements  Improvements      Land      Improvements     Total
                                    ------------   ----------  -------------  ------------   ----------  ------------- -------------
Apartment Complexes

P.S. 157 Associates, L.P.
  New York, NY                                 0       36,500      9,350,642        76,382       38,085     9,425,439     9,463,524
Cloisters Limited Partnership II
  Philadelphia, PA                             0       35,160              0     9,480,501       36,745     9,478,916     9,515,661
Creative Choice Homes II, LTD
  Opa-Locka, FL                       11,728,710            0              0    21,433,650      574,637    20,859,013    21,433,650
Milford Crossing Associates L.P. (b)
  Milford, DE                          2,590,909      203,006              0     4,374,192      115,519     4,461,679     4,577,198
BX-7F Associates, L.P.
  Bronx, NY                            3,763,755            4      5,705,064        51,963        2,178     5,754,853     5,757,031
Los Angeles Limited Partnership
  Rio Piedras, PR                      3,682,947      201,210              0     6,599,292      203,384     6,597,118     6,800,502
Christine Apartments, L.P.
  Buffalo, NY                          1,245,000       10,000      2,351,072        69,551       12,174     2,418,449     2,430,623
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                       4,079,226      800,000              0     8,851,487      802,174     8,849,313     9,651,487
Rolling Green Associates, L.P.
  Syracuse, NY                        16,077,500      180,000     19,583,101       337,156      182,174    19,918,083    20,100,257
                                     -----------   ----------    -----------   -----------   ----------  ------------  ------------
                                     $97,153,977   $5,121,866    $80,497,260   $96,673,332   $5,682,116  $176,610,342  $182,292,458
                                     ===========   ==========    ===========   ===========   ==========  ============  ============

                                                                                 Life on which
                                                                                Depreciation in
                                                         Year of                Latest Income
                                         Accumulated   Construction/   Date      Statement is
            Description                  Depreciation   Renovation   Acquired     Computed*
                                         ------------  ------------  ---------  --------------
Apartment Complexes

P.S. 157 Associates, L.P.
  New York, NY                              1,217,644      1992      Nov 1992     40 years
Cloisters Limited Partnership II
  Philadelphia, PA                          1,117,415      1992      Nov 1992     40 years
Creative Choice Homes II, LTD
  Opa-Locka, FL                             2,339,920      1988      Dec 1992     40 years
Milford Crossing Associates L.P. (b)
  Milford, DE                                 704,166      1992      Dec. 1992    27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                   747,879      1993      Jan. 1993    40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                             686,711      1994      Apr. 1993    40 years
Christine Apartments, L.P.
  Buffalo, NY                                 385,596      1993      June 1993    27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                            1,159,003      1994      July 1993    27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                              3,633,699      1992      Oct. 1993    27.5 years
                                          -----------
                                          $26,761,173
                                          ===========

* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.

(a) Included in Gross Amount of Buildings and Improvements at Close of Period and accumulated depreciation is a loss on impairment of assets in the amount of $1,098,853 and $598,853, respectively. The total loss is also included in Costs Capitalized Subsequent to Acquisition. See Note 4 in Item 8. Financial Statements and Supplementary Data.

(b) During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998

                                               Cost of Property and Equipment                     Accumulated Depreciation
                                        ---------------------------------------------    ------------------------------------------
                                                                              Year Ended March 31,
                                        -------------------------------------------------------------------------------------------
                                             1998            1997             1996            1998           1997           1996
                                        ------------     ------------    ------------     -----------     -----------   -----------
Balance at beginning of period          $183,169,973     $182,915,946    $182,534,521     $21,272,068     $15,437,715   $ 9,648,615

Additions during period:

  Improvements                               316,410          254,027         902,196
  Depreciation expense                                                                      6,087,958       5,834,353     5,858,536
Deductions during period:

  Dispositions                               (95,072)               0               0               0               0             0
  Loss on impairment                      (1,098,853)               0               0        (598,853)              0             0
  Adjustments                                      0                0        (520,771)              0               0       (69,436)
                                        ------------     ------------    ------------     -----------     -----------   -----------

Balance at close of period              $182,292,458     $183,169,973    $182,915,946     $26,761,173     $21,272,068   $15,437,715
                                        ============     ============    ============     ===========     ===========   ===========

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