Form 10-Q
period 1998-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1998-08-12
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3589920
         --------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                             -----
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   June 30,         March 31,
                                                     1998             1998
                                                     ----             ----
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $28,247,866 and $26,761,173,
  respectively                                  $154,075,949      $155,531,285
Cash and cash equivalents                          1,736,750         2,149,895
Cash held in escrow                                8,677,570         8,589,271
Deferred costs, net of accumulated
  amortization of $1,484,140
  and $1,447,322, respectively                     2,729,418         2,672,730
Other assets                                       1,910,065         1,843,186
                                                ------------      ------------

Total assets                                    $169,129,752      $170,786,367
                                                ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                       $  95,849,981     $  97,153,977
  Construction note payable                        6,740,018         6,740,018
  Accounts payable and other
   liabilities                                     6,983,476         7,220,887
  Due to local general partners and
   affiliates                                      6,753,052         5,972,205
  Due to general partner and
   affiliates                                      1,127,397           929,201
                                               -------------     -------------

Total liabilities                                117,453,924       118,016,288
                                               -------------       -----------

Minority interest                                  5,337,132         6,470,579
                                                ------------      ------------
Partners' capital:
  Limited partners (76,786 BACs
   issued and outstanding)                        46,558,183        46,519,379
  General partner                                   (219,487)         (219,879)
                                                ------------      ------------
Total partners' capital                           46,338,696        46,299,500
                                                ------------      ------------
Total liabilities and partners' capital         $169,129,752      $170,786,367
                                                ============      ============

          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                         --------
                                                     1998              1997*
                                                     ----              -----
Revenues
Rental income                                     $4,826,666        $4,711,746
Other income                                         148,838           127,963
                                                  ----------        ----------
                                                   4,975,504         4,839,709
                                                  ----------        ----------

Expenses
General and administrative                         1,011,104           782,835
General and administrative-
  related parties (Note 2)                           497,910           291,620
Repairs and maintenance                              772,366           604,205
Operating and other                                  644,602           689,668
Taxes                                                331,055           287,823
Insurance                                            201,176           206,309
Financial, principally interest                    1,293,970         1,437,121
Depreciation and amortization                      1,534,564         1,542,668
                                                   ---------         ---------
Total Expenses                                     6,286,747         5,842,249
                                                   ---------         ---------

Net loss before minority interest
  and extraordinary item                          (1,311,243)       (1,002,540)
Minority interest in loss of
  subsidiary partnerships                              9,448             7,156
                                                  ----------       -----------
Net loss before extraordinary item                (1,301,795)         (995,384)
Extraordinary item-forgiveness of
  indebtedness income (Note 3)                     1,340,991                 0
                                                  ----------       -----------

Net income (loss)                               $     39,196       $  (995,384)
                                                ============       ===========
Net income (loss) - limited partners            $     38,804       $  (985,430)
                                                 ===========        ==========

Net income (loss) per BAC                       $        .51       $    (12.83)
                                                ============       ===========

*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                                   Limited           General
                                  Total            Partners          Partner
                                  -----            --------          -------
Partners' capital-
 April 1, 1998               $46,299,500         $46,519,379         $(219,879)

Net income                        39,196              38,804               392
                             -----------         -----------         ---------

Partners' capital-
 June 30, 1998               $46,338,696         $46,558,183         $(219,487)
                             ===========         ===========         =========


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                          --------
                                                      1998             1997
                                                      ----             ----
Cash flows from operating activities:

Net income (loss)                               $     39,196       $  (995,384)
                                                 -----------        ----------

Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Extraordinary item-forgiveness of
   indebtedness income (Note 3)                   (1,340,991)                0
  Depreciation and amortization                    1,534,564         1,542,668
  Minority interest in loss of
   subsidiaries                                       (9,448)           (7,156)
  Increase in due to general
   partner and affiliates                            198,196            29,791
  (Decrease) increase in accounts
   payable and other liabilities                    (237,411)          751,443
  Increase in other assets                           (66,879)          (14,872)
  Increase in cash held in escrow                    (93,619)         (509,801)
                                                 -----------        ----------
  Total adjustments                                  (15,588)        1,792,073
                                                 ============        ==========

   Net cash provided by
     operating activities                             23,608           796,689
                                                 -----------        ----------

Cash flows from investing activities:
  Acquisition of property and
   equipment                                         (31,357)          (12,562)
  Decrease in cash held in escrow                      5,320           627,436
  Increase in due to local general
   partners and affiliates                         1,153,676             1,125
  Decrease in due to local general
   partners and affiliates                          (164,838)         (363,523)
                                                  ----------        ----------

   Net cash provided by
     investing activities                            962,801           252,476
                                                  ----------        ----------


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                          --------
                                                      1998             1997
                                                      ----             ----
Cash flows from financing activities:
  Proceeds from mortgage note payable              2,257,500                 0
  Repayment of mortgage notes                     (2,428,496)         (493,132)
  Increase in deferred costs                        (104,559)                0
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest              (1,123,999)          (10,000)
                                                  ----------        ----------

   Net cash used in financing
     activities                                   (1,399,554)         (503,132)
                                                  ----------        ----------

Net (decrease) increase in cash
  and cash equivalents                              (413,145)          546,033

Cash and cash equivalents at
  beginning of period                              2,149,895         2,087,057
                                                  ----------         ---------

Cash and cash equivalents at
  end of period                                  $ 1,736,750        $2,633,090
                                                  ==========         =========

Supplemental disclosures of noncash
  investing and financing activities:
  Forgiveness of indebtedness:
   Decrease in mortgage notes                    $(1,133,000)       $        0
   Decrease in due to local general
     partners and affiliates                        (207,991)                0


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $6,000 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:


                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      1998              1997
                                                      ----              ----
Partnership management fees (a)                     $220,000         $  12,500
Expense reimbursement (b)                             28,000            41,986
Property management fees (c)                         230,910           215,134
Local administrative fee (d)                          19,000            22,000
                                                    --------          --------
                                                    $497,910          $291,620
                                                    ========          ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $759,000 and $539,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $230,910 and $215,134 for the three months ended June 30, 1998 and 1997, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $9,216 and $12,184 for the three months ended December 30, 1997 and 1996, respectively, which were also incurred to an affiliate of the General Partner.

(d) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

Note 3 - Mortgage Notes Payable

Hampden Hall Associates, L.P.

On March 20, 1998, Hampden Hall Associates, L.P. ("Hampden Hall") refinanced its primary debt under the HUD 223(f) program. The amount of this new mortgage is $2,257,500. It carries a term of 35 years and has an interest rate of about 6.5%. The existing $1,760,000 tax-exempt bonds were paid off with the proceeds of the new mortgage and the balance of the proceeds were used to pay closing costs and a portion of a note payable to the special limited partner of the Local General Partner. The special limited partner of the Local General Partner also purchased three note payables to the City of St. Louis totaling $1,350,000 and amounts due to a former Local General Partner totaling $224,491 for a discounted price of $233,500 resulting in forgiveness of indebtedness income of $1,340,991.

Note 4 - Commitment and Contingency

Old Public Limited Partnership

The Old Public Limited Partnership has experienced a decline in operations which necessitated a removal of the Local General

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Partner and replacement of the property management agent. On March 23, 1998 the Local General Partner was replaced by New Texas Associates, Inc. and Continental Property Management, LLC was hired as management agent.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. During June 1998, the Partnership advanced approximately $36,000 in order to prevent the sale of the tax liens, and to bring the property current through 1997. On July 9, 1998, the lender notified the Partnership that the mortgage loan was in default. The Partnership is discussing the matter with the lender and will attempt to successfully resolve it. The Partnership intends to pursue all available options to maintain its interest in the property.

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

As of June 30, 1998, the Partnership has invested all of net proceeds in twenty-eight Local Partnerships. Approximately $354,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the three months ended June 30, 1998, approximately $5,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $413,000 during the three months ended June 30, 1998 primarily due to net repayments of mortgage notes ($171,000), an increase in deferred costs ($105,000), acquisition of property and equipment ($31,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,124,000) which exceeded cash provided by operating activities ($24,000) and a net increase in due to local general partners and affiliates ($989,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is forgiveness of indebtedness income $1,341,000 and depreciation and amortization of $1,535,000.

The working capital reserve at June 30, 1998 and March 31, 1998 was approximately $18,000 and $119,000, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $40,000 and $10,000 were received during the three months ended June 30, 1998 and 1997, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $759,000 and $539,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively (see Note 2).

On March 20, 1998, Hampden Hall Associates, L.P. ("Hampden Hall") refinanced its primary debt under the HUD 223(f) program. The amount of this new mortgage is $2,257,500. It carries a term of 35 years and has an interest rate of about 6.5%. The existing $1,760,000 tax-exempt bonds were paid off with the proceeds of the new mortgage and the balance of the proceeds were used to pay closing costs and a portion of a note payable to the special limited partner of the Local General Partner. The special limited partner of the Local General Partner also purchased three note payables to the City of St. Louis totaling $1,350,000 and amounts due to a former Local General Partner totaling $224,491 for a discounted price of $233,500 resulting in forgiveness of indebtedness income of $1,340,991.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 and 1997 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to rental rate increases.

Other income increased approximately $21,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to a refund of management fees received in 1998.

Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance, taxes and financial remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

General and administrative has increased approximately $228,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in office and legal expenses at one Local Partnership, an increase in salaries at a second Local Partnership, as well as costs associated with the refinancing of the mortgage note at a third Local Partnership.

General and administrative-related parties has increased approximately $206,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in partnership management fees payable to the General Partner.

Repairs and maintenance increased approximately $168,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to masonry work, painting, cleaning and installation of kitchen cabinets at one Local Partnership, replacements of appliances, doors, and plumbing work at a second Local Partnership, new siding of apartment buildings at a third Local Partnership and replacement of carpet and painting of apartments at a fourth Local Partnership.

Taxes increased approximately $43,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an underaccrual of real estate taxes at one Local Partnership in 1997.

Financial expense decreased approximately $143,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an underaccrual of financial expense at one Local Partnership.

Forgiveness of indebtedness income of approximately $1,341,000 was recorded during the three months ended June 30, 1998 (see Note 3 to the financial statements).

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                              By:  RELATED INDEPENDENCE
                                   ASSOCIATES L.P., General Partner

                              By:  RELATED INDEPENDENCE
                                   ASSOCIATES INC., General Partner


Date:  August 11, 1998

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Senior Alan P. Hirmes,
                                  Vice President
                                  (principal financial officer)

Date:  August 11, 1998

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)