Form 10-Q
period 1998-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1998-11-13
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
             ------------------------------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 September 30,       March 31,
                                                     1998              1998
                                                ------------      ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $29,673,058 and $26,761,173,
  respectively                                  $ 152,712,041     $ 155,531,285
Cash and cash equivalents                           1,724,163         2,149,895
Cash held in escrow                                 8,943,957         8,589,271
Deferred costs, net of accumulated
  amortization of $1,539,843
  and $1,447,322, respectively                      2,673,715         2,672,730
Other assets                                        2,091,200         1,843,186
                                                -------------     -------------

Total assets                                    $ 168,145,076     $ 170,786,367
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                        $  95,415,392     $  97,153,977
  Construction note payable                         6,740,018         6,740,018
  Accounts payable and other
   liabilities                                      7,296,968         7,220,887
  Due to local general partners and
   affiliates                                       6,748,884         5,972,205
  Due to general partner and
   affiliates                                       1,412,109           929,201
                                                -------------     -------------

Total liabilities                                 117,613,371       118,016,288
                                                -------------     -------------

Minority interest                                   5,334,391         6,470,579
                                                -------------     -------------
Partners' capital:
  Limited partners (76,786 BACs
   issued and outstanding)                         45,428,215        46,519,379
  General partner                                    (230,901)         (219,879)
                                                -------------     -------------
Total partners' capital                            45,197,314        46,299,500
Total liabilities and partners' capital         $ 168,145,076     $ 170,786,367
                                                =============     =============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                               Three Months Ended                Six Months Ended
                                  September 30,                    September 30,
                              1998            1997*           1998            1997
                           ----------      ----------      ----------      ----------
Revenues
Rental income             $  4,766,728    $  4,667,486    $  9,593,394    $  9,379,232
Other income                   175,780         149,922         324,618         277,885
                          ------------    ------------    ------------    ------------
                             4,942,508       4,817,408       9,918,012       9,657,117
                          ------------    ------------    ------------    ------------

Expenses
General and
  administrative               910,398         847,648       1,921,502       1,630,483
General and
  administrative-
  related parties
  (Note 2)                     495,084         282,031         992,994         573,651
Repairs and
  maintenance                  760,398         732,133       1,532,764       1,336,338
Operating and other            628,844         632,948       1,273,446       1,322,616
Taxes                          328,537         533,912         659,592         821,735
Insurance                      217,073         221,408         418,249         427,717
Financial,
  principally interest       1,264,764       1,206,707       2,558,734       2,643,828
Depreciation and
  amortization               1,480,895       1,526,841       3,015,459       3,069,509
                          ------------    ------------    ------------    ------------
Total Expenses               6,085,993       5,983,628      12,372,740      11,825,877
                          ------------    ------------    ------------    ------------

Net loss before
  minority interest and
  extraordinary item        (1,143,485)     (1,166,220)     (2,454,728)     (2,168,760)
Minority interest in
  loss of subsidiary
  partnerships                   2,103           3,405          11,551          10,561
                          ------------    ------------    ------------    ------------
Net loss before
  extraordinary item        (1,141,382)     (1,162,815)     (2,443,177)     (2,158,199)
Extraordinary item-
  forgiveness of
  indebtedness income
  (Note 3)                           0               0       1,340,991               0
                          ------------    ------------    ------------    ------------

Net loss                  $ (1,141,382)   $ (1,162,815)   $ (1,102,186)   $ (2,158,199)
                          ============    ============    ============    ============

Net loss -
  limited partners        $ (1,129,968)   $ (1,151,187)   $ (1,091,164)   $ (2,136,617)
                          ============    ============    ============    ============

Net loss
  per BAC                 $     (14.72)   $     (14.99)   $     (14.21)   $     (27.82)
                          ============    ============    ============    ============


*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                          Limited        General
                          Total          Partners        Partner
                      ------------    ------------    -------------
Partners' capital-
 April 1, 1998        $ 46,299,500    $ 46,519,379    $   (219,879)

Net loss                (1,102,186)     (1,091,164)        (11,022)
                      ------------    ------------    ------------

Partners' capital-
 September 30, 1998   $(45,197,314)   $ 45,428,215    $   (230,901)
                      ============    ============    ============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                              Six Months Ended
                                                 September 30,
                                            1998           1997
                                           ------         ------
Cash flows from operating activities:

Net loss                                $(1,102,186)   $(2,158,199)
                                        -----------    -----------

Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
  Extraordinary item-forgiveness of
   indebtedness income (Note 3)          (1,340,991)             0
  Depreciation and amortization           3,015,459      3,069,509
  Minority interest in loss of
   subsidiaries                             (11,551)       (10,561)
  Increase in due to general
   partner and affiliates                   482,908         27,496
  Increase in accounts
   payable and other liabilities             76,081        269,934
  (Increase) decrease in other assets      (248,014)       100,304
  Increase in cash held in escrow          (417,686)      (411,975)
                                        -----------    -----------
  Total adjustments                       1,556,206      3,044,707
                                        -----------    -----------

   Net cash provided by
     operating activities                   454,020        886,508
                                        -----------    -----------

Cash flows from investing activities:
  Acquisition of property and
   equipment                                (92,641)       (28,003)
  Decrease in cash held in escrow            63,000        627,436
  Increase in due to local general
   partners and affiliates                1,266,614         99,463
  Decrease in due to local general
   partners and affiliates                 (281,944)      (405,833)
                                        -----------    -----------

   Net cash provided by
     investing activities                   955,029        293,063
                                        -----------    -----------

          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from mortgage note payable                 2,257,500              0
  Repayment of mortgage notes                        (2,863,085)      (811,092)
  Increase in deferred costs                           (104,559)        (8,100)
  Decrease in capitalization of
   consolidated subsidiaries
   attributable to minority interest                 (1,124,637)      (112,145)
                                                    -----------    -----------

   Net cash used in financing
     activities                                      (1,834,781)      (931,337)
                                                    -----------    -----------

Net (decrease) increase in cash
  and cash equivalents                                 (425,732)       248,234

Cash and cash equivalents at
  beginning of period                                 2,149,895      2,087,057
                                                    -----------    -----------

Cash and cash equivalents at
  end of period                                     $ 1,724,163    $ 2,335,291
                                                    ===========    ===========

Supplemental disclosures of noncash investing and financing activities:
  Forgiveness of indebtedness:
   Decrease in mortgage notes                       $(1,133,000)   $         0
   Decrease in due to local general
     partners and affiliates                           (207,991)             0


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $8,000 and $0 and $14,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners'

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:


                                Three Months Ended            Six Months Ended
                                   September 30,                 September 30,
                               1998           1997           1998           1997
                             --------       --------       --------       --------
Partnership manage-
  ment fees (a)              $220,000       $ 12,500       $440,000       $ 25,000
Expense reimburse-
  ment (b)                     47,062         21,957         75,062         63,943
Property manage-
  ment fees incurred
  to affiliates of the
  General Partner (c)           9,173          7,602         18,389         19,786
Local administra-
  tive fee (d)                 19,000         22,000         38,000         44,000
                             --------       --------       --------       --------
                              295,235         64,059        571,451        152,729
                             --------       --------       --------       --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)        199,849        217,972        421,543        420,922
                             --------       --------       --------       --------
Total general and
  administrative-
  related parties            $495,084       $282,031       $992,994       $573,651
                             ========       ========       ========       ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $979,000 and $539,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. Without the General Partner's advances and contin-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


ued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $209,022 and $225,574 and $439,932 and $440,708 for the three and six months ended September 30, 1998 and 1997, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $9,173 and $7,602 and $18,389 and $19,786 for the three and six months ended September 30, 1998 and 1997, respectively, which were also incurred to an affiliate of the General Partner.

(d) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

Note 3 - Mortgage Notes Payable

Hampden Hall Associates, L.P.

On March 20, 1998, Hampden Hall Associates, L.P. ("Hampden Hall") refinanced its primary debt under the HUD 223(f) program. The amount of this new mortgage is $2,257,500. It carries a term of 35 years and has an interest rate of approximately 6.5%. The existing $1,760,000 tax-exempt bonds were paid off with the pro-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


ceeds of the new mortgage and the balance of the proceeds were used to pay closing costs and a portion of a note payable to the special limited partner of the Local General Partner. The special limited partner of the Local General Partner also purchased three note payables to the City of St. Louis totaling $1,350,000 and amounts due to a former Local General Partner totaling $224,491 for a discounted price of $233,500 resulting in forgiveness of indebtedness income of $1,340,991.

Note 4 - Commitment and Contingency

Old Public Limited Partnership

The Old Public Limited Partnership had experienced a decline in operations which necessitated the removal of the Local General Partner and replacement of the property management agent. On March 23, 1998 the Local General Partner was replaced by New Texas Associates, Inc. and Continental Property Management, LLC was hired as management agent. At the present time, the property is fully occupied; however, net operating income is not sufficient to fully service the existing debt.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. Through September 30, 1998, the Partnership has advanced approximately $36,000 in order to prevent the sale of the tax liens, and to bring the property current through 1997. On July 9, 1998, the lender notified the Partnership that the mortgage loan was in default. The Partnership is discussing the matter with the lender and will attempt to successfully resolve it. The Partnership intends to pursue all available options to maintain its interest in the property.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

As of September 30, 1998, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $297,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the six months ended September 30, 1998, approximately $63,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $426,000 during the six months ended September 30, 1998 due to net repayments of mortgage notes ($606,000), an increase in deferred costs ($105,000), acquisition of property and equipment ($93,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,125,000) which exceeded cash provided by operating activities ($454,000), a decrease in cash held in escrow ($63,000) and a net increase in due to Local General Partners and affiliates ($985,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is forgiveness of indebtedness income of $1,341,000 and depreciation and amortization of $3,015,000.

The working capital reserve at September 30, 1998 and March 31, 1998 was approximately $7,000 and $119,000, respectively.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $48,000 and $23,000 were received during the six months ended September 30, 1998 and 1997, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Partnership management fees owed to the General Partner amounting to approximately $979,000 and $539,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of Mortgage Notes Payable, see Note 3 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

the market, which are not included in the financial statement carrying amount.

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1998 and 1997 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for both the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income increased approximately $26,000 and $47,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to a refund of management fees received in 1998 at one Local Partnership and the forfeiture of housing assistance payments subsidy income due to tenants not renewing their housing assistance payments subsidy contracts on time in 1997 at another Local Partnership.

Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance and taxes remained fairly consistent with an increase of less than 1% and a decrease of approximately 3% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997.

General and administrative has increased approximately $291,000 for the six months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in office and legal expenses at one Local Partnership, an increase in salaries at a second Local Partnership as well as costs associated with the refinancing of the mortgage note at a third Local Partnership.

General and administrative-related parties has increased approximately $213,000 and $419,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in partnership management fees payable to the General Partner.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


Repairs and maintenance increased approximately $196,000 for the six months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to masonry work, painting, cleaning and installation of kitchen cabinets at one Local Partnership, replacements of appliances, doors, and plumbing work at a second Local Partnership, new siding of apartment buildings at a third Local Partnership and replacement of carpet and painting of apartments at a fourth Local Partnership.

Taxes decreased approximately $205,000 and $162,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to an underaccrual of real estate taxes at two Local Partnerships in 1997.

Forgiveness of indebtedness income of approximately $1,340,991 was recorded during the six months ended September 30, 1998 (see Note 3 to the financial statements).

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)


                        By:  RELATED INDEPENDENCE
                             ASSOCIATES L.P., General Partner

                        By:  RELATED INDEPENDENCE
                             ASSOCIATES INC., General Partner


Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                                  -----------------------------------
                                  Alan P. Hirmes,
                                  Senior Vice President
                                  (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                                  -----------------------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)