Form 10-Q
period 1998-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1999-02-02
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No  ____

PART I - Financial Information
Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
        December 31,                   March 31,
                1998                        1998

ASSETS
Property and equipment at cost,
net of accumulated depreciation
of $31,222,857 and $26,761,173
respectively        $151,210,773        $155,531,285
Cash and cash equivalents        2,186,339        2,149,895
Cash held in escrow        9,169,828        8,589,271
Deferred costs, net of accumulated
amortization of $1,595,560
and $1,447,322, respectively        2,617,998        2,672,730
Other assets           2,304,107           1,843,186
Total assets        $167,489,045        $170,786,367

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable        $  94,966,909        $  97,153,977
Construction note payable        6,740,018        6,740,018
Accounts payable and other
liabilities        8,027,496        7,220,887
Due to local general partners and
affiliates        6,740,620        5,972,205
Due to general partner and
affiliates           1,686,552              929,201
Total liabilities        118,161,595        118,016,288

Minority interest          5,260,990           6,470,579
Partners' capital:
Limited partners (76,786 BACs
issued and outstanding)        44,308,669        46,519,379
General partner              (242,209)             (219,879)
Total partners' capital          44,066,460          46,299,500
Total liabilities and
partners' capital        $167,489,045        $170,786,367

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

        Three Months Ended                Nine Months Ended
               December 31,                       December 31,
            1998              1997                   1998               1997

Revenues
Rental income     $  4,839,344     $  4,762,384     $14,432,738   $14,141,616
Other income          167,923           164,786           492,541      442,671
                    5,007,267        4,927,170      14,925,279      14,584,287
Expenses
General and
administrative      808,861      897,592      2,730,363      2,528,075
General and
administrative-
related parties
(Note 2)      471,305      320,524      1,464,299      894,175
Repairs and
maintenance      800,219      824,290      2,332,983      2,160,628
Operating and other      572,219      581,951      1,845,665      1,904,567
Taxes      318,948      403,054      978,540      1,224,789
Insurance      222,862      208,315      641,111      636,032
Financial,
principally interest    1,340,539      1,169,479      3,899,273      3,813,307
Depreciation and
amortization     1,605,516        1,511,746        4,620,975        4,581,255
Total Expenses     6,140,469        5,916,951      18,513,209      17,742,828

Net loss before
minority interest and
extraordinary item   (1,133,202)   (989,781)      (3,587,930)      (3,158,541)
Minority interest in
loss of subsidiary
partnerships      2,348             2,863            13,899            13,424
Net loss before
extraordinary item   (1,130,854)   (986,918)      (3,574,031)      (3,145,117)
Extraordinary item-
forgiveness of
indebtedness income
(Note 3)               0         0        1,340,991                      0

Net loss     $  (1,130,854)    $  (986,918)    $  (2,233,040)   $  (3,145,117)

Net loss -
limited
partners      $  (1,119,546)   $  (977,049)   $  (2,210,710)      $(3,113,666)

Net loss
per BAC      $      (14.58)    $      (12.72)    $   (28.79)      $   (40.54)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Unaudited)


            Limited      General
           Total      Partners      Partner

Partners' capital-
  April 1, 1998        $46,299,500        $46,519,379        $(219,879)

Net loss         (2,233,040)         (2,210,710)          (22,330)

Partners' capital-
  December 31, 1998        $44,066,460        $44,308,669        $(242,209)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

           Nine Months Ended
                 December 31,
            1998                  1997

Cash flows from operating activities:
Net loss        $  (2,233,040)        $  (3,145,117)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Extraordinary item-forgiveness of
indebtedness income (Note 3)        (1,340,991)        0
Depreciation and amortization        4,620,975        4,581,255
Minority interest in loss of
subsidiaries        (13,899)        (13,424)
Increase in due to general
partner and affiliates        757,351        85,279
Increase in accounts
payable and other liabilities        806,609        553,975
Increase in other assets        (460,921)        (146,575)
Increase in cash held in escrow           (643,557)           (685,892)
Total adjustments          3,725,567          4,374,618

Net cash provided by
operating activities          1,492,527          1,229,501

Cash flows from investing activities:
Acquisition of property and
equipment        (141,172)        (31,885)
Decrease in cash held in escrow        63,000        627,436
Increase in due to local general
partners and affiliates        1,266,614        35,120
Decrease in due to local general
partners and affiliates           (290,208)           (415,370)

Net cash provided by
investing activities            898,234            215,301

Cash flows from financing activities:
Proceeds from mortgage note payable        2,257,500        0
Repayment of mortgage notes        (3,311,568)        (1,126,784)
Increase in deferred costs        (104,559)        (8,100)
Decrease in capitalization of
consolidated subsidiaries
attributable to minority interest         (1,195,690)           (119,022)

Net cash used in financing activities         (2,354,317)        (1,253,906)

Net increase in cash
and cash equivalents        36,444        190,896

Cash and cash equivalents at
beginning of period         2,149,895         2,087,057

Cash and cash equivalents at
end of period        $ 2,186,339        $ 2,277,953

Supplemental disclosures of
noncash investing and
financing activities:
Forgiveness of indebtedness:
Decrease in mortgage notes        $(1,133,000)        0
Decrease in due to local general
partners and affiliates        (207,991)        0

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of In-dependence Tax Credit Plus L.P. (the "Partnership") and 28 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial in-terest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.
The Partnership's fiscal quarter ends December 31 in order to al-low adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $7,000 and $5,000 and $21,000 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partnership's in-vestment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolida-tion, all subsidiary partnership losses are included in the Partner-ship's capital account except for losses allocated to minority inter-est capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles has been omitted or condensed.
These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of De-cember 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:
      Three Months Ended            Nine Months Ended
             December 31,                   December 31,
          1998              1997               1998               1997
Partnership manage-
ment fees (a)      $ 220,000      $ 12,500      $ 660,000      $ 37,500
Expense reimburse-
ment (b)      20,250      44,120      95,312      108,063
Property manage-
ment fees incurred
to affiliates of the
General Partner (c)      9,076      8,447      27,465      28,233
Local administra-
tive fee (d)        17,000       22,000        55,000        66,000
Total general and
administrative-
General Partner      266,326       87,067      837,777      239,796
Property manage-
ment fees incurred
to affiliates of
the subsidiary
partnerships'
general partners (c)      204,979      233,457        626,522      654,379
Total general and
administrative-
related parties      $471,305      $320,524      $1,464,299      $894,175

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Part-nership. Subject to the foregoing limitation, the partnership man-agement fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,199,000 and $539,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respec-tively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

(b) The Partnership reimburses the General Partner and its affili-ates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.
These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred to affiliates of the subsidi-ary partnerships general partners amounted to $214,055 and $241,904 and $653,987 and $682,612 for the three and nine months ended December 31, 1998 and 1997, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships gen-eral partners were $9,076 and $8,447 and $27,465 and $28,233 for the three and nine months ended December 31, 1998 and 1997, respectively, which were also incurred to an affiliate of the General Partner.

(d) Independence SLP L.P. is entitled to receive a local adminis-trative fee of up to $2,500 per year from each subsidiary partner-ship.

Pursuant to the Partnership Agreement and the Local Partnership
Agreements, the General Partner and Independence SLP L.P. re-ceived their prorata share of profits, losses and tax credits.

Note 3 - Mortgage Notes Payable

Hampden Hall Associates, L.P.

On March 20, 1998, Hampden Hall Associates, L.P. ("Hampden
Hall") refinanced its primary debt under the HUD 223(f) program.
The amount of this new mortgage is $2,257,500. It carries a term of 35 years and has an interest rate of approximately 6.5%. The ex-isting $1,760,000 tax-exempt bonds were paid off with the proceeds of the new mortgage and the balance of the proceeds were used to pay closing costs and a portion of a note payable to the special limited partner of the Local General Partner. The special limited partner of the Local General Partner also purchased three note payables to the City of St. Louis totaling $1,350,000 and amounts due to a former Local General Partner totaling $224,491 for a dis-counted price of $233,500 resulting in forgiveness of indebtedness income of $1,340,991.

Note 4 - Commitment and Contingency

Old Public Limited Partnership

The Old Public Limited Partnership had experienced a decline in operations which necessitated the removal of the Local General Partner and replacement of the property management agent. On March 23, 1998 the Local General Partner was replaced by New Texas Associates, Inc. and Continental Property Management, LLC was hired as management agent. At the present time net operating income is not sufficient to fully service the existing debt.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. Through December 31, 1998, the Partnership has advanced approximately $36,000 in order to prevent the sale of the tax liens, and to bring the property current through 1997. On July 9, 1998, the lender notified the Partnership that the mortgage loan was in default. On November 11, 1998, a Notice of Foreclosure was served on the Local Partnership by the lender. On November 19, 1998, the Local Partnership filed for protection under chapter 11 in the United States Bankruptcy Court Southern District of New
York. The Partnership intends to pursue all available options to maintain its interest in the property.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include (i) working capital reserves raised and interest earned thereon, and (ii) cash distributions from the operations of the Local Partnerships. All these sources of funds are available to meet obligations of the Partnership.

As of December 31, 1998, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately
$297,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the nine months ended December 31, 1998, approximately $63,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $36,000 during the nine months ended December 31, 1998 due to cash provided by operating activities ($1,493,000), a decrease in cash held in escrow ($63,000) and a net increase in due to Local General Partners and affiliates ($976,000) which exceeded an in-crease in deferred costs ($105,000), acquisition of property and equipment ($141,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($1,196,000) and net repayments of mortgage notes ($1,054,000). Included in the ad-justments to reconcile the net loss to cash provided by operating activities is forgiveness of indebtedness income of $1,341,000 and depreciation and amortization of $4,621,000.

The working capital reserve at December 31, 1998 and March 31,
1998 was approximately $4,000 and $119,000 , respectively.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $48,000 and $133,000 were received during the nine months ended December
31, 1998 and 1997, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,199,000 and $539,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respec-tively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of Mortgage Notes Payable, see Note 3 to the financial statements.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or fi-nancial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which are not included in the financial statement car-rying amount.

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1998 and 1997 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage in-terest.

Rental income remained fairly consistent with an increase of ap-proximately 2% for both the three and nine months ended Decem-ber 31, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income increased approximately $50,000 for the nine months ended December 31, 1998 as compared to the corresponding pe-riod in 1997 primarily due to a refund of management fees re-ceived in 1998 at one Local Partnership and the forfeiture of hous-ing assistance payments subsidy income due to tenants not re-newing their housing assistance payments subsidy contracts on time in 1997 at a second Local Partnership.

Total expenses, excluding general and administrative-related par-ties, taxes and financial remained fairly consistent with a decrease of less than 1% and an increase of approximately 3% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997.

General and administrative-related parties has increased approxi-mately $151,000 and $570,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in partnership management fees payable to the General Partner.

Taxes decreased approximately $84,000 and $246,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to an overaccrual of real estate taxes at two Local Partnerships in 1997.

Financial has increased approximately $171,000 for the three months ended December 31, 1998 as compared to the correspond-ing period in 1997 primarily due to an underaccrual of interest in 1997 at one local partnership.

Forgiveness of indebtedness income of approximately $1,341,000 was recorded during the nine months ended December 31, 1998
(see Note 3 to the financial statements).

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the proc-ess of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the pro-cess of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully as-sessed by the end of 1998, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		(3A)	Form of Amended and Restated Agreement of
Limited Partnership of Independence Tax Credit Plus L.P., at-tached to the Prospectus as Exhibit A*

		(3B)	Amended and Restated Certificate of Limited
Partnership of Independence Tax Credit Plus L.P.*

		(10A)	Form of Subscription Agreement attached to
the Prospectus as Exhibit B*

		(10B)	Form of Purchase and Sales Agreement per-
taining to the Partnership's acquisition of Local Partnership Inter-ests*

		(10C)	Form of Amended and Restated Agreement of
Limited Partnership of Local Partnerships*

		(27)	Financial Data Schedule (filed herewith).

		*Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Inde-pendence Tax Credit Plus L.P. Registration Statement on Form S-
11 (Registration No. 33-37704)

	(b)	Reports on Form 8-K - No reports on Form 8-K were
filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES INC., General Partner


Date:  February 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  February 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)