Form 10-K
period 1999-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1999-06-23
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
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

	Beneficial Assignment Certificates (including underlying Limited Partner-ship Interests)

	(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None
Index to exhibits may be found on page 108
Page 1 of 122

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. (the "Partnership") is a limited partner-ship which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associ-ates L.P., a Delaware limited partnership (the "General Partner"). The gen-eral partner of the General Partner is Related Independence Associates Inc., a Delaware corporation.

On July 1, 1991, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Inter-ests"), managed by Related Equities Corporation (the "Dealer Manager"), pur-suant to a prospectus dated July 1, 1991, as supplemented by Master Supple-ment No. 1a thereto dated April 28, 1992 and Master Supplement No. 2a thereto dated November 3, 1992 (as so supplemented, the "Prospectus").

The Partnership received $76,786,000 of Gross Proceeds from the Offering from 5,351 investors and no further issuance of BACs is anticipated.

The Partnership's was formed to invest in other partnerships ("Local Partner-ships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The partnership in-vestment in each Local Partnership represents from 98% to 98.99% of the Part-nership's interests in the Local Partnership. As of March 31, 1999, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 1999, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Part-nerships of which approximately $297,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to ac-quire additional properties. See Item 2, Properties, below.

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

3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposi-tion of the Properties.

4. Allocate passive losses to individual BACs holders to offset passive in-come that they may realize from rental real estate investments and other pas-sive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restric-tion, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Part-nership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substan-tially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Fur-thermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Part-ner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
The Partnership does not have any direct employees. All services are per-formed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in con-nection with the performance by their employees of services for the Partner-ship in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March
31, 1999. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Lo-cal Partnership Schedule"). Further information concerning these Local Part-nerships and their properties, including any encumbrances affecting the prop-erties, may be found in Item 14, Schedule III.

Local Partnership Schedule

Name and Location                     % of Units Occupied  at  May 1,
(Number of Units)    Date Acquired    1999    1998    1997    1996    1995

Harbor Court
Limited Partnership  December 1991    95%    93%    98%    100%    88%
Staten Island, NY (40)
Old Public
Limited Partnership  December 1991    87%    80%    76%    77%    93%
Lawrenceburg, TN (30)
Lancaster Terrace
Limited Partnership  February 1992    99%    97%    98%    99%    99%
Salem, OR (104)
655 North Street
Limited Partnership  March 1992    74%    81%    84%     83%    89%
Baton Rouge, LA (195)
Landreth Venture     March 1992    90%    94%    94%     96%    95%
Philadelphia, PA (47)
Homestead Apartments
Associates Ltd.      March 1992    94%    91%    94%    93%    95%
Homestead, FL (123)
Bethel Villa
Associates, L.P.     April 1992    100%    100%    100%    100%    100%
Wilmington, DE (150)
West Diamond Street
Associates           May 1992    93%    100%    89%    96%    96%
Philadelphia, PA (28)
Susquehanna
Partners             May 1992    87%    94%    96%    100%     96%
Philadelphia, PA (47)
Boston Bay
Limited Partnership  August 1992    98%    98%    99%    100%    99%
Boston, MA (130)
Morrant Bay
Limited Partnership  August 1992    99%    97%    100%    97%    100%
Boston, MA (130)
Hope Bay
Limited Partnership  August 1992    98%    100%    98%    98%    100%
Boston, MA (45)
Lares Apartments
Limited Partnership  August 1992    100%    100%    100%    100%    100%
Lares, PR (102)
Lajas Apartments
Limited Partnership  August 1992    100%    100%    100%    100%    100%
Lajas, PR (99)
Arlington-Rodeo
Properties           August 1992    100%    100%    100%    100%    93%
Los Angeles, CA (29)
Conifer Bateman
Associates           August 1992    92%    88%    100%    100%    100%
Lowville, NY (24)
Hampden Hall
Associates, L.P.     September 1992    93%    97%    100%    99%    89%
St. Louis, MO (75)
Chester Renaissance
Associates           September 1992    100%    100%    100%    100%    96%
Chester, PA (20)
Homestead Apts.
II LTD.              October 1992    94%    94%    95%    92%    95%
Homestead, FL (112)
P.S. 157
Associates, L.P.     November 1992    100%    99%    100%    96%    98%
New York, NY (73)
Cloisters Limited
Partnership II       November 1992    100%    94%    100%    94%    97%
Philadelphia, PA (65)
Creative Choice
Homes II, LTD.       December 1992    98%    98%    99%    99%    100%
Opa-Locka, FL (328)
Milford Crossing
Associates L.P.      December 1992    99%    95%    99%     96%    96%
Milford, DE (73)
BX-7F
Associates, L.P.     January 1993    99%    94%    95%    98%    98%
Bronx, NY (85)
Los Angeles
Limited Partnership  May 1993    100%    100%    100%    98%    99%
Rio Piedras, PR (124)
Christine
Apartments, L.P.     June 1993    94%    97%    97%    100%    100%
Buffalo, NY (32)
Plainsboro Housing
Partners, L.P.       July 1993    98%    99%    100%    98%    99%
Plainsboro, NJ (126)
Rolling Green
Associates, L.P.     October 1993    92%    96%    91%    97%    90%
Syracuse, NY (395)


All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot ap-plies) comprise less than 5% of the rental revenues of the Partnership. Maximum rents for the residential units are determined annually by HUD and reflect increases/decreases in consumer price indices in various geographic areas. Market conditions, however, determine the amount of rent actually charged.

Management continuously reviews the physical state of the properties and sug-gests to the respective Local General Partners budget improvements, which are generally funded from cash flow from operations or release of replacement re-serve escrows.

Management annually reviews the insurance coverage of the properties and be-lieves such coverage is adequate.

See Item 1, Business, above, for the general competitive conditions to which the properties described above are subject.

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partner-ship acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior pe-riod are not available to the Partnership.

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of Old Public in the Results of Operations of Certain Local Partnerships contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1999, the Partnership had issued and outstanding 76,786 Lim-ited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so ac-quired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any es-tablished trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. These restrictions should prevent a public trading market from developing but may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as fur-ther revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

There continues to be a number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Part-nership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from un-solicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

As of May 6, 1999, the Partnership has approximately 4,668 registered holders of an aggregate of 76,786 BACs.

All of the Partnership's general partnership interests, representing an ag-gregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  Additional financial information is set forth in the audited con-
solidated financial statements in Item 8 hereof.
Year Ended March 31,
OPERATIONS
   1999         1998*                1997*                1996          1995
Revenues    $20,525,657  $20,204,698   $19,663,105  $19,169,610  $18,061,137

Operating
expenses    (25,708,315) (24,944,950)  (24,926,568) (24,084,097) (21,848,948)

Loss before
minority
interest     (5,182,658)  (4,740,252)   (5,263,463)  (4,914,487)  (3,787,811)

Minority
interest
in loss of
subsidiaries     17,208       35,144        33,343       32,193       32,583

Net loss    $(5,165,450) $(4,705,108)  $(5,230,120) $(4,882,294) $(3,755,228)

Net loss per
weighted average
BAC         $    (66.61) $    (60.66)   $   (67.43) $    (62.95) $    (48.42)
*Reclassified for comparative purposes.

March 31,
FINANCIAL POSITION
    1999                1998                1997         1996       1995
Total
assets   $164,969,973  $170,786,367  $177,448,837  $183,788,219  $189,946,896

Total
liabili-
ties     $117,234,753  $118,016,288  $119,748,949  $120,702,900  $121,484,923

Minority
interest $  6,601,170  $  6,470,579  $  6,695,280  $  6,850,591  $  7,344,951

Total partners'
capital  $41,134,050   $46,299,500   $51,004,608   $56,234,728   $61,117,022

During the year ended March 31, 1999, total assets and liabilities decreased primarily due to depreciation partially offset by a mortgage refinancing (see
Note 7). During the year ended March 31, 1998, total assets decreased pri-marily due to depreciation and a loss on impairment of assets. During the years ended March 31, 1997 and 1996, total assets decreased primarily due to depreciation. During the year ended March 31, 1995, total assets and total liabilities decreased primarily due to the payment of accounts payable and other liabilities and development fees and other amounts due to local general partners and affiliates

Cash Distributions
The Partnership has made no distributions to the BACs holders as of March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

The Partnership's primary source of funds include cash distributions from the operations of the Local Partnerships. These funds are available to meet obligations of the Partnership.

As of March 31, 1999, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $297,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 1999, approximately $63,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consoli-dated subsidiary partnerships decreased approximately $368,000 due to net re-payments of mortgage notes ($1,415,000), an increase in deferred costs ($127,000), acquisition of property and equipment ($238,000), an increase in cash held in escrow ($598,000) and a decrease in capitalization of consoli-dated subsidiaries attributable to minority interest ($118,000) which ex-ceeded a net increase in due to local general partners and affiliates relat-ing to investing and financing activities ($264,000), and cash provided by operating activities ($1,863,000). Included in the adjustments to reconcile the net loss to cash flow provided by operations is depreciation and amorti-zation ($5,994,000).

The working capital reserve at March 31, 1999 and 1998 was approximately $21,000 and $119,000, respectively.

Cash distributions received from the Local Partnerships remain relatively im-material. Distributions of approximately $66,000, $143,000 and $52,000 were received during the years ended March 31, 1999, 1998 and 1997, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit pro-viding cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph, will be used to meet the operating expenses of the Partnership.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Part-nership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $9,799,000, of which approximately $9,529,000, $8,090,000 and $3,240,000, had expired as of March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999, 1998 and 1997, approximately $61,000, $1,505,000 and $1,212,000, respectively, had been funded by the Local General Partners to meet such ob-ligations, which includes amounts held in escrow by the Local Partnerships. All operating deficit guarantees expire within the next year. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

The Operating Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

Partnership management fees owed to the General Partner amounting to approxi-mately $1,419,000 and $539,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Part-nership will not be in a position to meet its obligations. The General Part-ner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

Management is not aware of any trends or events, commitments or uncertain-ties, which have not otherwise been disclosed, that will or are likely to im-pact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining prop-erties in the portfolio may be experiencing upswings. However, the geo-graphic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years, and are transferable with the property during the re-mainder of the ten-year period. If trends in the real estate market war-ranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the mar-ket, which are not included in the financial statement carrying amount.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 1999, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively.)

The Partnership's results of operations for the 1998, 1997 and 1996 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership in-come continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation and mortgage interest.

The net loss for the 1998, 1997 and 1996 Fiscal Years totaled $5,165,450, $4,705,108 and $5,230,120, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,979,284, $11,977,461 and $11,971,306 of Housing Tax Credits during the 1998, 1997 and 1996 tax years, respectively.

1998 vs. 1997
Rental income remained fairly consistent with an increase of approximately 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year due primarily to rental rate increases.

Total expenses excluding general and administrative, general and administra-tive-related parties, repairs and maintenance and loss on impairment of as-sets remained fairly consistent with a decrease of approximately 3%.

General and administrative increased approximately $414,000 for the 1998 Fis-cal Year as compared to the 1997 Fiscal Year primarily due to the costs spent in renovating and providing training in a Neighborhood Network Center at one Local Partnership, an increase in renting expenses, office salaries and secu-rity payroll at a second Local Partnership, and an increase in renting and bad debt expenses at a third Local Partnership.

General and administrative-related parties increased approximately $854,000 for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year, due primarily to an increase in partnership management fees payable to the General Partner.

Repairs and maintenance increased approximately $363,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year, primarily due to masonry work, painting, cleaning and installation of kitchen cabinets at one Local Partner-ship, upgrading apartment units at a second Local Partnership, and carpet re-placement and painting at a third Local Partnership.

1997 vs. 1996
Rental income remained fairly consistent with an increase of approximately 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to rental rate increases.

Other income increased approximately $196,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to the receipt of insurance proceeds and an increase in interest on the operating deficit reserve escrow at one Local Partnership, as well as small increases at three other Local Partnerships.

A gain on sale of land was recorded in the 1997 Fiscal Year with respect to the sale of a parcel of unimproved land (see Note 4 in Item 8, Financial Statements and Supplementary Data).

Total expenses excluding taxes and a loss on impairment of assets, remained fairly consistent with an increase of less than 1% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Taxes decreased approximately $433,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to payment of underaccrued real estate taxes from prior years in 1996.

A loss on impairment of assets was recorded in the 1997 Fiscal Year (see Note 4 in Item 8, Financial Statements and Supplementary Data).

Results of Operations of Certain Local Partnerships

Old Public Limited Partnership

The Old Public Limited Partnership had experienced a decline in operations which necessitated the removal of the Local General Partner and replacement of the property management agent. On March 23, 1998, the Local General Part-ner was replaced by New Texas Associates, Inc. and Continental Property Man-agement, LLC was hired as management agent. At the present time, net operat-ing income is not sufficient to fully service the existing debt.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. Through March 31, 1999, the Partnership has advanced approximately $39,000 in order to pre-vent the sale of the tax liens, and to bring the property current through 1997. On July 9, 1998, the lender notified the Partnership that the mortgage loan was in default. On November 11, 1998, a Notice of foreclosure was served on the Local Partnership by the lender. On November 19, 1998, the Lo-cal Partnership filed for protection under chapter 11 in the United States Bankruptcy Court Southern District of New York. The Partnership intends to pursue all available options to maintain its interest in the property.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer in-formation systems to be year 2000 compliant. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates af-ter December 31, 1999. The affiliate of the General Partner converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partner is not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have
(i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Other

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from manage-ment and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults and by in-creased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government ap-proval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban De-velopment to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities and labor.

There continues to be a number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Part-nership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from un-solicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item7A.	Quantitative and Qualitative Disclosure About Market Risk.

	Not Applicable.

Item 8.	Financial Statements and Supplementary Data.
                                                                 		Sequential
                                                           		      Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report	                                     14

	Consolidated Balance Sheets at March 31, 1999 and 1998	           85

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997	                                           86

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997	            87

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                           88

	Notes to Consolidated Financial Statements	                       90

INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our re-sponsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (1998, 1997 and 1996 Fiscal Years) subsidiary partnerships whose losses ag-gregated $3,805,935, $4,442,094 and $4,657,401 for the 1998, 1997 and 1996
Fiscal Years, respectively, and whose assets constituted 99% of the Partner-ship's assets at March 31, 1999 and 1998, presented in the accompanying con-solidated financial statements. The financial statements for twenty-seven (1998 and 1997 Fiscal Years) and twenty-eight (1996 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it re-lates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one (1998 and 1997 Fiscal Years) of these subsidiary partnerships were unau-dited.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial posi-tion of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally ac-cepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP


New York, New York
June 22, 1999

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



ASSETS
                                                   March 31,
                                            1999                  1998
Property and equipment - net of accumulated depreciation
    (Notes 2 and 4)                        $149,574,764    $155,531,285
Cash and cash equivalents (Notes 2 and 10)    1,781,472    2,149,895
Cash held in escrow (Note 5)                  9,045,621    8,589,271
Deferred costs, less accumulated amortization
(Notes 2 and 6)                               2,577,339    2,672,730
Other assets                                  1,990,777        1,843,186

        Total assets                       $164,969,973    $170,786,367


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable (Note 7)           $  94,436,642    $  97,153,977
Construction notes payable (Note 7)           6,740,018    6,740,018
Accounts payable and other liabilities        7,581,362    7,220,887
Due to local general partners and affiliates
(Note 8)                                      6,375,134    5,972,205
Due to general partner and affiliates
(Note 8)                                      2,101,597           929,201


        Total liabilities                   117,234,753    118,016,288

Minority interest                             6,601,170        6,470,579

Commitments and contingencies (Notes 8 and 10)

Partners' capital
Limited partners (76,786 BACs
issued and outstanding)                      41,405,584    46,519,379
General partner                                (271,534)          (219,879)

Total partners' capital                      41,134,050      46,299,500

Total liabilities and partners' capital    $164,969,973    $170,786,367

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                         Year Ended March 31,
                           1999                  1998*                 1997*
Revenues
Rental income                      $19,518,095    $19,155,670    $18,924,741
Other                                1,007,562    934,100    738,364
Gain on sale of land (Note 4)                0        114,928          0

                                    20,525,657    20,204,698    19,663,105

Expenses
General and management               4,155,900    3,742,154    3,983,012
General and management-
related parties                      2,028,254    1,173,780    1,165,168
Repairs and maintenance              3,730,566    3,367,161    3,252,181
Operating                            1,950,367    2,006,347    1,989,111
Taxes                                1,348,556    1,279,922    1,713,418
Insurance                              798,835    868,249    917,173
Financial, primarily interest        5,701,379    5,640,082    5,765,176
Depreciation and amortization        5,994,458    6,367,255    6,141,329
Loss on impairment of assets
(Note 4)                                     0      500,000            0

            Total expenses          25,708,315    24,944,950    24,926,568

Loss before minority interest       (5,182,658)    (4,740,252)    (5,263,463)

Minority interest in loss of
subsidiaries                            17,208        35,144        33,343

Net loss                          $ (5,165,450)  $(4,705,108)  $(5,230,120)


Net Loss-limited partners          $(5,113,795)  $(4,658,057)  $(5,177,819)

Number of BACs outstanding              76,768        76,768        76,768

Net loss per BAC                   $    (66.61)   $   (60.66)    $  (67.43)

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                        Limited    General
                          Total         Partners    Partner
Partners' capital
(deficit) -
April 1, 1996           $56,234,728    $56,355,255    $(120,527)

Net loss                 (5,230,120)    (5,177,819)      (52,301)

Partners' capital
(deficit) -
March 31, 1997           51,004,608    51,177,436    (172,828)

Net loss                 (4,705,108)     (4,658,057)      (47,051)

Partners' capital
(deficit) -
March 31, 1998           46,299,500    46,519,379    (219,879)

Net loss                 (5,165,450)     (5,113,795)      (51,655)

Partners' capital
(deficit) -
March 31, 1999          $41,134,050    $41,405,584    $(271,534)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           Year Ended March 31,
                           1999                  1998                  1997

Cash flows from operating activities:
Net loss                   $(5,165,450)    $(4,705,108)    $(5,230,120)
Adjustments to reconcile
net loss to net cash
    provided by
operating activities:
Depreciation and
amortization                 5,994,458    6,367,255    6,141,329
Gain on sale of land                 0    (114,928)    0
Loss on impairment                   0    500,000    0
Minority interest in
loss of subsidiaries           (17,208)    (35,144)    (33,343)
(Increase) decrease in assets:
Cash held in escrow            141,667    243,633    321,640
Deferred costs                  22,664    0    3,150
Other assets                  (147,591)    (100,347)    187,649
Increase (decrease)
in liabilities:
Accounts payable and
other liabilities              407,656    449,888    384,693
Due to local general partners
and affiliates                (545,499)    (28,959)    133,916
Due to general partner
and affiliates               1,172,396        168,691        194,511
Total adjustments            7,028,543     7,450,089     7,333,545
Net cash provided by
operating activities         1,863,093     2,744,981     2,103,425

Cash flows from
investing activities:
Acquisition of property
and equipment                 (237,987)    (316,410)    (254,027)
Increase in cash held
in escrow                     (598,017)    (55,795)    (368,346)
Proceeds from the sale of land       0    210,000    0
Decrease in due to
local general partners
    and affiliates            (203,824)       (190,818)       (196,795)
Net cash used in
investing activities        (1,039,828)       (353,023)       (819,168)

Cash flows from
financing activities:
Increase in deferred costs    (127,223)    (8,100)    0
Proceeds from mortgage notes 2,257,500    0    0
Repayment of mortgage notes (3,672,016)    (1,981,997)    (1,865,078)
Increase (decrease) in due to
local general partners
    and affiliates             468,242    (149,466)    394,802
Decrease in capitalization of
    consolidated subsidiaries
attributable
    to minority interest      (118,191)       (189,557)       (121,968)
Net cash used in
financing activities        (1,191,688)    (2,329,120)    (1,592,244)

Net (decrease) increase in
cash and cash equivalents     (368,423)    62,838    (307,987)

Cash and cash equivalents at
beginning of year            2,149,895     2,087,057     2,395,044

Cash and cash equivalents at
end of year                $ 1,781,472    $ 2,149,895    $ 2,087,057

Supplemental disclosure of
cash flows information:
Cash paid during the
year for interest          $ 4,609,063    $ 4,811,327    $ 4,807,010

Supplemental disclosures of
noncash investing
    and financing activities:
Increase in mortgage notes
payable reclassified
    from accounts payable
and other liabilities     $     47,181    $      43,715    $     40,505

Decrease in mortgage notes
payable of $1,350,000
    and increase in due to
local general partners and
    affiliates of $9,010 as
contribution by minority
    interest shareholders    1,340,990    0    0

Decrease in property and
equipment of $400,000
    and increase in due to
local general partners and
    affiliates of $675,000
as distribution to minority
    interest shareholders    1,075,000    0    0

Summarized below are the
components of the
    gain on sale of land:
Decrease in property and
equipment                            0    95,072    0

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

NOTE 1 - General


Independence Tax Credit Plus L.P., a Delaware limited partnership (the "Part-nership"), was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced the public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Dela-ware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Part-nerships," "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 1999.

The Partnership was authorized to issue a total of 200,000 Beneficial Assign-ment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1999, the Partnership had raised a to-tal of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allo-cated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted ac-counting principles ("GAAP").

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty-eight subsidiary partnerships in which the Partnership is a lim-ited partner. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial deci-sions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the sub-sidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from cash contributions and cash dis-tributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $27,000, $21,000 and $34,000 for the years ended March 31, 1999, 1998 and 1997, respectively (the 1998, 1997 and 1996 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are in-cluded in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term highly liquid instruments purchased with original maturi-ties of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is con-sidered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 1999, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

f)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to le-gal, accounting and registration fees, are considered organization expenses. These costs are capitalized and amortized over a 60-month period. Costs in-curred to sell BACs, including brokerage and the nonaccountable expense al-lowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

g)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated.

h)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i)  Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the Fiscal 1997 and Fiscal 1996 financial statements to conform with the Fiscal 1998 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:
                    March 31, 1999               March 31, 1998
                    Carrying                     Carrying
                    Amount       Fair Value      Amount       Fair Value
Mortgage notes
payable for
  which it is:
Practicable to
estimate
fair value          $44,989,858    $44,454,861    $37,856,219    $37,315,794
Not
practicable         $49,446,784              *    $59,297,758          *

*Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclo-sure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:
                                                                  Estimated
                                   March 31,                      Useful Lives
                            1999                 1998                (Years)
Land                        $    5,683,116    $   5,682,116    -
Building and
improvements                   174,259,412    174,531,656    15-40
Furniture and
fixtures                         2,168,170        2,078,686    3-10
                               182,110,698    182,292,458

Less:  Accumulated
depreciation                   (32,535,934)    (26,761,173)

                              $149,574,764    $155,531,285

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 1999 and 1998. In addition, as of March 31, 1999 and 1998, build-ing and improvements include approximately $4,378,000 of capitalized inter-est.

In connection with the rehabilitation of the properties, the subsidiary part-nerships have incurred developer's fees of approximately $14,500,000 to the local general partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $5,794,508, $6,087,958 and $5,834,353, respectively.

During the year ended March 31, 1999, accumulated depreciation of $19,747 was written off.

West Diamond Street Associates ("West Diamond") analyzes the carrying value of its fixed assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. During 1997, the buildings were deemed to be impaired and were written down to their fair value. Fair value, which was determined by reference to the present value of the estimated fu-ture cash inflows of such fixed assets, inclusive of the low income housing tax credits, exceeding the carrying value by approximately $500,000. This impairment loss was charged to operations for 1997. As a result of the im-pairment loss on the fixed assets, buildings and the related accumulated de-preciation were reduced by $1,098,853 and $598,853, respectively.

During the year ended December 31, 1997, Milford Crossing Associates, L.P. ("Milford") sold a parcel of unimproved land for $210,000 to an entity with a member who is also a general partner of Milford.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                   March 31,
                           1999                  1998
Purchase price
payments*                  $   296,700    $   359,700
Real estate taxes, insurance
and other                    4,606,568    4,724,760
Reserve for replacements     3,520,149    2,859,132
Tenant security deposits       622,204       645,679

                            $9,045,621    $8,589,271

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:
                                   March 31,
                           1999                 1998                 Period
Financing expenses        $3,484,768    $3,476,910    *
Organization expenses        618,783       643,142    60 months
                           4,103,551    4,120,052
Less:  Accumulated
amortization              (1,526,212)    (1,447,322)

                          $2,577,339    $2,672,730
*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 1999, 1998 and 1997 amounted to $199,950, $279,297 and $306,976, respectively.

During the year ended March 31, 1999, deferred costs of $227,331 and accumu-lated amortization of $121,060 were written off. During the year ended March 31, 1998, deferred costs and accumulated amortization of $21,012 were written off.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes are payable in aggregate monthly install-ments of approximately $690,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $10,992,817 and $11,097,615 at December 31, 1998 and 1997, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 1999, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending        Amount

1999                     $  2,091,939
2000                        2,221,648
2001                        2,368,617
2002                        2,514,934
2003                        2,679,135
Thereafter                 82,560,369
                          $94,436,642

At both December 31, 1998 and 1997, one subsidiary partnership has a con-struction loan commitment totaling $6,890,000. At both December 31, 1998 and 1997, such loan has an outstanding balance of $6,740,018.

The mortgage agreements require monthly deposits to replacement reserves of approximately $54,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

On March 20, 1998, Hampden Hall Associates, L.P. ("Hampden Hall") refinanced its primary debt under the HUD 223(f) program. The amount of this new mort-gage is $2,257,500. It carries a term of 35 years and has an interest rate of approximately 6.5%. The existing $1,760,000 tax-exempt bonds were paid off with the proceeds of the new mortgage and the balance of the proceeds were used to pay closing costs and a portion of a note payable to the special lim-ited partner of the Local General Partner. The Local General Partner also purchased three notes to the City of St. Louis totaling $1,350,000 and amounts due to a former Local General Partner for a discounted price resulting in a contribution to capital of approximately $1,340,000.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partner-ships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Part-nership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $9,799,000 of which approximately $9,529,000, $8,090,000 and $3,240,000 had expired as of March 31, 1999, 1998 and 1997, respectively. As of March 31, 1999, 1998 and 1997, approximately $61,000, $1,505,000 and $1,212,000, re-
spectively, has been funded by the Local General Partners to meet such obli-gations, which includes amounts held in escrow by the Local Partnerships. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership.
The costs incurred for the years ended March 31, 1999, 1998 and 1997 were as follows:
                                        Year Ended March 31,
                          1999                  1998                  1997
Partnership management
fees (i)                 $    880,000    $    50,000    $     87,500
Expense reimbursement (ii)    142,194    145,804    84,913
Property management fees
incurred to
  affiliates of the General
Partner (iii)                       0         63,309    63,289
Local administrative
fee (iv)                       72,000        73,600        87,354
Total general and
administrative-
  General Partner           1,094,194        332,713        323,056

Property management fees
incurred to
  affiliates of the subsidiary
partnerships'
  general partners (iii)      933,974       841,067       842,112
Total general and
administrative-
  related parties          $2,028,168    $1,173,780    $1,165,168

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local an-nual administrative fees will not exceed a maximum of 0.5% per annum of in-vested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Un-paid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of avail-able funds after the Partnership has made distributions to the limited part-ners of sale or refinancing proceeds equal to their original capital contri-butions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,419,000 and $539,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. An-other affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the sub-sidiary partnerships' performance.

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $933,974, $904,376 and $905,401 for the 1998, 1997
and 1996 Fiscal Years, respectively. Included in amounts incurred to affili-ates of the subsidiary partnerships were $0, $63,309 and $63,289 for the 1998, 1997 and 1996 Fiscal Years, respectively, which were also incurred to an affiliate of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:
                                            March 31,
                                     1999                  1998*
Development deficit advances    $     50,000    $     50,000
Operating advances (i)             1,571,182    1,022,910
Development fee payable            3,019,508    3,223,332
Long-term notes payable (ii)       1,192,818    1,272,848
Management and other fees            541,626       403,115

                                  $6,375,134    $5,972,205
*Reclassified for comparative purposes

(i)  Operating advances include the following loans:

Creative Choice Homes II, LTD    $   105,805    $   138,443
This loan is noninterest bearing and is payable from cash
flow of the project with the approval of HUD.

Christine Apartments, L.P.       $   116,000    $   116,100
This loan is noninterest bearing and has no set repayment
terms.

(ii)  Long term notes payable consist of the following:

Creative Choice Homes II, LTD.   $   500,000    $   500,000
This note bears interest at 12% payable monthly.  Princi-
pal on the loan is due and payable in full on December
31, 2008.

Plainsboro Housing Partners, L.P. $  692,818    $   772,848
This loan, dated December 11, 1992, accrues interest at a
rate of 7.34% per annum on the outstanding principal bal-
ance for 20 years.  Repayment of the principal and inter-
est shall be made from net cash flow to the extent avail-
able pursuant to the promissory note.  All accrued inter-
est and principal are due in a balloon payment in Decem-
ber 2012.

Interest expense incurred on such long-term notes payable amounted to approximately $113,000, $117,000 and $119,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

D)  Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:
                                     Year Ended December 31,
                          1998                  1997                  1996
Financial statement
net loss                 $(5,165,450)    $(4,705,108)    $(5,230,120)

Differences between depreciation and amortization
expense recorded for financial reporting purposes
and the accelerated cost recovery system utilized
for income
tax purposes              (1,006,466)    (1,149,478)    (1,312,428)

Differences resulting from parent company having a
different fiscal year for income tax and financial
reporting
purposes                     274,161    15,857    (24,937)

Loss on impairment of
assets                             0    500,000    0

Other                        362,544        (73,249)        299,237

Net loss as shown on the income tax return for the
calendar
year ended               $(5,535,211)    $(5,411,978)    $(6,268,248)

NOTE 10 - Commitments and Contingencies

Old Public Limited Partnership

The Old Public Limited Partnership had experienced a decline in operations which necessitated the removal of the Local General Partner and replacement of the property management agent. On March 23, 1998, the Local General Part-ner was replaced by New Texas Associates, Inc., and Continental Property Man-agement, LLC was hired as management agent. At the present time, net operat-ing income is not sufficient to fully service the existing debt.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. Through March 31, 1999, the Partnership has advanced approximately $39,000 in order to pre-vent the sale of the tax liens, and to bring the property current through 1997. On July 9, 1998, the lender notified the Partnership that the mortgage loan was in default. On November 11, 1998, a Notice of foreclosure was served on the Local Partnership by the lender. On November 19, 1998, the Lo-cal Partnership filed for protection under chapter 11 in the United States Bankruptcy Court Southern District of New York. The Partnership intends to pursue all available options to maintain its interest in the property.

a)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corpo-ration up to $100,000. As of March 31, 1999, uninsured cash and cash equiva-lents approximated $142,000.

b)  Letters of Credit

As of December 31, 1998, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                    Amount

Development contingency    $  16,000
Operating deficit            317,232

                            $333,232

c)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer in-formation systems to be year 2000 compliant. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates af-ter December 31, 1999. The affiliate of the General Partner converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliate of the General Partner is not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have
(i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluat-ing the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distribu-tions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental as-sistance contracts expire.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,979,284 , $11,977,461 and $11,971,306 Housing Tax
Credits during the 1998, 1997 and 1996 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain informa-tion concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of Related Independence Associates L.P., the General Partner, is set forth below.

Name	                 Position

Stephen M. Ross	      Director

J. Michael Fried     	President, Chief Executive Officer and Director

Alan P. Hirmes       	Senior Vice President

Stuart J. Boesky     	Vice President

Marc D. Schnitzer    	Vice President

Glenn F. Hopps       	Treasurer

Teresa Wicelinski	    Secretary

STEPHEN M. ROSS, 59, is also President, Director and shareholder of The Re-lated Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administra-tion with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Corporation ("Capital"), a real estate finance and acqui-sition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 38, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 36, was employed, prior to joining Related in December 1, 1990, by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.


Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the general partner of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and its af-filiates are entitled to receive compensation from the Partnership in consid-eration of certain services rendered to the Partnership by such parties. In addition, the General Partner is entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refi-nancings Proceeds. See Note 8 to the Financial Statements in Item 8 above for a presentation of the types and amounts of compensation paid to the Gen-eral Partner and its affiliates, which is incorporated herein by reference thereto.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is lim-ited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
<CAPTION
                  Name and Address of     Amount and Nature of    Percentage
Title of Class    Beneficial Ownership    Beneficial Ownership      of Class
General Partnership    Related Independence    $1,000 capital
                                               contribution         100%
Interest in the        Associates L.P.         -directly owned
Partnership            625 Madison Avenue
                       New York, NY 10022

Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds either a 0.1% or 1% limited partner-ship interest in each Local Partnership. See Note 8 to the Financial State-ments in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Inter-ests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Inter-ests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1999, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and execu-tive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned di-rectly with sole voting and dispositive powers.

<CAPTION
                                    Amount and Nature of
Name of Beneficial Owner (1)        Beneficial Ownership    Percent of Class
Lehigh Tax Credit Partners, Inc.    6,846.30 (2) (3)    8.9%

J. Michael Fried                    6,846.30 (2) (3) (4)    8.9%

Alan P. Hirmes                      6,846.30 (2) (3) (4)    8.9%

Stuart J. Boesky                    6,846.30 (2) (3) (4)    8.9%

Stephen M. Ross                     -    -

Marc D. Schnitzer                   -    -

Glenn F. Hopps                      -    -


All directors and
executive officers                  6,846.30 (2) (3) (4)    8.9%
of the general partner of the
Related General Partner as a group
(seven persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to May 28, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates including (Lehigh II) not to
(i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or in-directly, any merger, consolidation, business combination, sale or acquisi-tion of assets, liquidation, dissolution or other similar transaction involv-ing the Partnership, (iii) make, or in any way participate, directly or indi-rectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any inten-tion, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it de-termines with regard to any proposal (i) to remove the Related General Part-ner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Re-lated General Partner or its affiliates. The addresses of each of the Part-nership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 23, 1999, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Manag-ing Member and owns an equity interest therein.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                 		Sequential
                                                           		      Page

(a) 1.	Financial Statements

	Independent Auditors' Report	                                     14

	Consolidated Balance Sheets at March 31, 1999 and 1998	           85

	Consolidated Statements of Operations for the Years Ended March
31, 1999, 1998 and 1997	                                           86

	Consolidated Statements of Changes in Partners' Capital (Defi-
cit) for the Years Ended March 31, 1999, 1998 and 1997	            87

	Consolidated Statements of Cash Flows for the Years Ended March
31, 1999, 1998 and 1997	                                           88

	Notes to Consolidated Financial Statements	                       90

(a) 2.	Consolidated Financial Statement Schedules

	Independent Auditors' Report	                                     113

	Schedule I- Condensed Financial Information of Registrant	        114

	Schedule III - Real Estate and Accumulated Depreciation	          117

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement of Limited Partnership
of Independence Tax Credit Plus L.P., attached to the Prospec-tus as Exhibit A*

(3B)	Amended and Restated Certificate of Limited Partnership of In-
dependence Tax Credit Plus L.P.*

(10A)	Form of Subscription Agreement attached to the Prospectus as
Exhibit B*

(10B)	Form of Purchase and Sales Agreement pertaining to the Partner-
ship's acquisition of Local Partnership Interests*

(10C)	Form of Amended and Restated Agreement of Limited Partnership
of Local Partnerships*

(21)	Subsidiaries of the Registrant	                               110

(27)	Financial Data Schedule (filed herewith)	                     121

	*Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence
Tax Credit Plus L.P. Registration Statement on Form S-11 (Reg-istration No. 33-37704)

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter.


Item 14.	Exhibits, Financial Statement
Schedules, and Reports on Form 8-K. (continued)

                                                         		   Jurisdiction
(c)	Subsidiaries of the Registrant (Exhibit 21)	              of Organization

Harbor Court Limited Partnership	                             NY
Old Public Limited Partnership                               	TN
Lancaster Terrace Limited Partnership                        	OR
655 North Street Limited Partnership                         	LA
Landreth Venture                                             	PA
Homestead Apartments Associates Ltd.                         	FL
Bethel Villa Associates, L.P.                                	DE
West Diamond Street Associates                               	PA
Susquehanna Partners                                         	PA
Boston Bay Limited Partnership                               	MA
Morrant Bay Limited Partnership                              	MA
Hope Bay Limited Partnership                                 	MA
Lares Apartments Limited Partnership                         	PR
Lajas Apartments Limited Partnership                         	PR
Arlington-Rodeo Properties                                   	CA
Conifer Bateman Associates                                   	NY
Hampden Hall Associates, L.P.                                	MO
Chester Renaissance Associates                               	PA
Homestead Apartments II, LTD.                                	FL
P.S. 157 Associates, L.P.                                    	NY
Cloisters Limited Partnership II                             	PA
Creative Choice Homes II, LTD.                               	FL
Milford Crossing Associates L.P.                             	DE
BX-7F Associates, L.P.                                       	NY
Los Angeles Limited Partnership                              	PR
Christine Apartments, L.P.                                   	NY
Plainsboro Housing Partners, L.P.                            	NJ
Rolling Green Associates, L.P.                               	NY

(d)	Not applicable

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)



	By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
		its General Partner


	By:	RELATED INDEPENDENCE ASSOCIATES INC.,
		a General Partner



Date:  June 22, 1999		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and Director
			(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated:


Signature             	        Title             	            Date


                    	President and Chief Executive Officer
                    	(principal executive officer)
/s/ J. Michael Fried	and Director of
J. Michael Fried    	Related Independence Associates Inc. 	June 22, 1999


                    	Senior Vice President
/s/ Alan P. Hirmes  	(principal financial officer) of
Alan P. Hirmes      	Related Independence Associates Inc.	June 22, 1999


                    	Treasurer
/s/ Glenn F. Hopps  	(principal accounting officer) of
Glenn F. Hopps      	Related Independence Associates Inc.	June 22, 1999



/s/ Stephen M. Ross	 Director of
Stephen M. Ross     	Related Independence Associates Inc.	June 22, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of In-dependence Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 22, 1999 on page 14, and based on the re-ports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III at March 31, 1999. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consoli-dated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP


New York, New York
June 22, 1999

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


CONDENSED BALANCE SHEETS


ASSETS
                                             March 31,
                                    1999                  1998*
Cash and cash equivalents    $       20,997    $     119,445
Advances and investment in
subsidiary partnerships          43,297,860    47,134,653
Cash held in escrow                 296,700    359,700
Other assets                        131,800        131,386

Total assets                    $43,747,357    $47,745,184


LIABILITIES AND PARTNERS' CAPITAL


Other liabilities            $       68,863    $        2,303
Due to general partners
and affiliates                    1,779,164        642,506

Total liabilities                 1,848,027    644,809

Partners' capital**              41,899,330    47,100,375

Total liabilities and
partners' capital               $43,747,357    $47,745,184



Investments in subsidiary partnerships are recorded in accordance with the eq-uity method of accounting, wherein the investments are not reduced below zero.

*Reclassified for comparative purposes.

**Condensed partners' capital includes $765,280 and $800,875 of related party income at March 31, 1999 and 1998, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

                                       Year Ended March 31,
                          1999                  1998                  1997
Revenues                $        8,948    $     12,468    $     13,679

Expenses

Administrative and
management                     294,373    113,897    143,070
Administrative and
management-
related parties              1,022,194    195,804    172,413
Amortization                         0                 0          3,333

Total expenses               1,316,567      309,701      318,816

Loss from operations        (1,307,619)    (297,233)    (305,137)

Equity in loss of
subsidiary partnerships     (3,893,426)    (4,443,470)    (4,960,578)

Net loss                   $(5,201,045)    $(4,740,703)    $(5,265,715)

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


CONDENSED STATEMENTS OF CASH FLOWS
                                      Year Ended March 31,
                          1999                  1998                  1997
Cash flows from operating activities:

Net loss                $(5,201,045)    $(4,740,703)    $(5,265,715)

Adjustments to reconcile
net loss to net cash
    used in operating activities:

Equity in loss of
subsidiary partnerships    3,893,426    4,443,470    4,960,578
Increase (decrease) in
other liabilities             66,560    (787)    (224)
Increase in due to
general partner
    and affiliates         1,138,947        102,112        149,461

Total adjustments          5,098,933     4,544,795     5,109,815

Net cash used in
operating activities        (102,112)      (195,908)      (155,900)

Cash flows from
investing activities:

Decrease in cash
    held in escrow-purchase
price payments                63,000    627,436    322,393
(Increase) decrease in
other assets                    (414)    0    3,333
Investment in subsidiary
partnerships                 (63,000)    (627,436)    (322,393)
Distributions from subsidiary
partnerships                  66,408    142,589    52,019
Advances to subsidiary
partnerships                 (62,330)            (8,138)         (83,466)

Net cash provided by (used in)
    investing activities       3,664         134,451         (28,114)

Net decrease in cash and
cash equivalents             (98,448)    (61,457)    (184,014)

Cash and cash equivalents,
beginning of year            119,445         180,902         364,916

Cash and cash equivalents,
end of year           $       20,997    $    119,445    $    180,902

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999


                                                          				Cost Capitalized
                              		Initial Cost to Partnership	  Subsequent to
                                          			Buildings and	   Acquisition:
Description    Encumbrances	    Land        	Improvements   	 Improvements
Apartment Complexes

Harbor Court Limited Partnership
	Staten Island, NY	       $     0   	$   137,450	  $ 1,007,966	  $   69,289
Old Public Limited Partnership
	Lawrenceburg, TN        	499,355	10,000	1,713,310	74,504
Lancaster Terrace Limited Partnership
	Salem, OR             	1,668,448	161,269	3,679,601	40,470
655 North Street Limited Partnership
	Baton Rouge, LA       	4,747,420	125,500	3,040,980	5,617,173
Landreth Venture
	Philadelphia, PA      	3,380,973	1,761	5,903,337	29,843
Homestead Apartments Associates Ltd.
	Homestead, FL         	3,534,285	329,402	0	5,916,982
Bethel Villa Associates, L.P.
	Wilmington, DE        	5,917,427	270,000	5,969,354	3,110,916
West Diamond Street Associates
	Philadelphia, PA      	1,576,000	30,829	3,444,649	(1,039,021)
Susquehanna Partners
	Philadelphia, PA      	1,884,709	16,000	0	3,987,879
Boston Bay Limited Partnership
	Boston, MA            	3,114,148	440,000	4,143,758	663,872
Morrant Bay Limited Partnership
	Boston, MA            	4,683,787	650,000	5,522,250	999,896
Hope Bay Limited Partnership
	Boston, MA            	1,439,965	225,000	1,435,185	531,590
Lares Apartments Limited Partnership
	Lares, PR             	4,486,158	137,000	0	5,484,582
Lajas Apartments Limited Partnership
	Lajas, PR             	4,136,956	110,090	4,952,929	78,402
Arlington-Rodeo Properties
	Los Angeles, CA       	3,543,123	624,052	0	5,024,507
Conifer Bateman Associates
	Lowville, NY          	1,023,443	15,000	2,525,729	56,328
Hampden Hall Associates, L.P.
	St. Louis, MO         	2,245,998	0	0	7,446,002
Chester Renaissance Associates
	Chester, PA             	853,000	33,667	168,333	1,773,283
Homestead Apartments II, LTD.
	Homestead, FL         	3,470,931	338,966	0	5,257,728
P.S. 157 Associates, L.P.
	New York, NY                  	0	36,500	9,350,642	76,382
Cloisters Limited Partnership II
	Philadelphia, PA              	0	35,160	0	9,547,714
Creative Choice Homes II, LTD.
	Opa-Locka, FL        	11,294,783	0	0	21,433,650
Milford Crossing Associates L.P. (**)
	Milford, DE           	2,571,384	203,006	0	4,374,192
BX-7F Associates, L.P.
	Bronx, NY             	3,654,495      	4   	5,705,064   	55,643
Los Angeles Limited Partnership
	Rio Piedras, PR       	3,713,820	201,210	0	6,600,591
Christine Apartments, L.P.
	Buffalo, NY           	1,245,000	10,000	2,351,072	82,762
Plainsboro Housing Partners, L.P.
	Plainsboro, NJ        	4,051,034	800,000	0	8,851,487
Rolling Green Associates, L.P.
	Syracuse, NY         	15,700,000	  180,000	19,583,101	    344,926

	                    	$94,436,642	$5,121,866	$80,497,260	$96,491,572


                             	Gross Amount at which Carried At Close of Period
                                      		Buildings and
Description               	    Land    	Improvements	    Total
Apartment Complexes


Harbor Court Limited Partnership
	Staten Island, NY  		$     140,813	$     1,073,892	$    1,214,705
Old Public Limited Partnership
	Lawrenceburg, TN	          	13,640	1,784,174	1,797,814
Lancaster Terrace Limited Partnership
	Salem, OR                		163,105	3,718,235	3,881,340
655 North Street Limited Partnership
	Baton Rouge, LA          		127,751	8,655,902	8,783,653
Landreth Venture
	Philadelphia, PA           		3,645	5,931,296	5,934,941
Homestead Apartments Associates Ltd.
	Homestead, FL	            	331,468	5,914,916	6,246,384
Bethel Villa Associates, L.P.
	Wilmington, DE	           	275,099	9,075,171	9,350,270
West Diamond Street Associates
	Philadelphia, PA          		32,414	2,404,043	2,436,457
Susquehanna Partners
	Philadelphia, PA          		17,585	3,986,294	4,003,879
Boston Bay Limited Partnership
	Boston, MA	               	441,585	4,806,045	5,247,630
Morrant Bay Limited Partnership
	Boston, MA               		651,585	6,520,561	7,172,146
Hope Bay Limited Partnership
	Boston, MA	               	226,585	1,965,190	2,191,775
Lares Apartments Limited Partnership
	Lares, PR                		151,585	5,469,997	5,621,582
Lajas Apartments Limited Partnership
	Lajas, PR	                	111,675	5,029,746	5,141,421
Arlington-Rodeo Properties
	Los Angeles, CA	          	625,637	5,022,922	5,648,559
Conifer Bateman Associates
	Lowville, NY              		16,585	2,580,472	2,597,057
Hampden Hall Associates, L.P.
	St. Louis, MO	              	1,585	7,444,417	7,446,002
Chester Renaissance Associates
	Chester, PA	               	42,153	1,933,130	1,975,283
Homestead Apartments II, LTD.
	Homestead, FL	            	340,551	5,256,143	5,596,694
P.S. 157 Associates, L.P.
	New York, NY              		38,085	9,425,439	9,463,524
Cloisters Limited Partnership II
	Philadelphia, PA          		36,745	9,546,129	9,582,874
Creative Choice Homes II, LTD.
	Opa-Locka, FL            		574,637	20,859,013	21,433,650
Milford Crossing Associates L.P. (**)
	Milford, DE              		115,519	4,461,679	4,577,198
BX-7F Associates, L.P.
	Bronx, NY                  		2,178	5,758,533	5,760,711
Los Angeles Limited Partnership
	Rio Piedras, PR          		203,384	6,598,417	6,801,801
Christine Apartments, L.P.
	Buffalo, NY               		13,174	2,430,660	2,443,834
Plainsboro Housing Partners, L.P.
	Plainsboro, NJ           		802,174	8,849,313	9,651,487
Rolling Green Associates, L.P.
	Syracuse, NY           		  182,174	  19,925,853	  20,108,027

                      			$5,683,116	$176,427,582	$182,110,698



		                                                         			 Life on which
		                                                         		 	Depreciation in
		                                    Year of		            	   Latest Income
                     	Accumulated  	  Construction/ 	Date  	   Statement is
Description           Depreciation	   Renovation  	  Acquired  Computed*
Apartment Complexes


Harbor Court Limited Partnership
	Staten Island, NY              	$  254,894	1991	Dec. 1991	27.5 years
Old Public Limited Partnership
	Lawrenceburg, TN                  	447,471	1991	Dec. 1991	27.5 years
Lancaster Terrace Limited Partnership
	Salem, OR                       	1,096,561	1992	Feb. 1992	15-27.5 years
655 North Street Limited Partnership
	Baton Rouge, LA                 	1,960,217	1992	Mar. 1992	27.5 years
Landreth Venture
	Philadelphia, PA                  	976,301	1992	Mar. 1992	40 years
Homestead Apartments Associates Ltd.
	Homestead, FL                     	904,919	1992	Mar. 1992	40 years
Bethel Villa Associates, L.P.
	Wilmington, DE                  	1,991,254	1992	Apr. 1992	27.5 years
West Diamond Street Associates
	Philadelphia, PA                  	223,012	1992	May 1992	40 years
Susquehanna Partners
	Philadelphia, PA                  	604,355	1992	May 1992	20-40 years
Boston Bay Limited Partnership
	Boston, MA                      	1,216,018	1991	Aug. 1992	27.5 years
Morrant Bay Limited Partnership
	Boston, MA                      	1,671,484	1991	Aug. 1992	27.5 years
Hope Bay Limited Partnership
	Boston, MA                        	498,674	1991	Aug. 1992	27.5 years
Lares Apartments Limited Partnership
	Lares, PR                         	995,998	1992	Aug. 1992	40 years
Lajas Apartments Limited Partnership
	Lajas, PR                         	856,275	1992	Aug. 1992	40 years
Arlington-Rodeo Properties
	Los Angeles, CA                   	980,499	1992	Aug. 1992	27.5 years
Conifer Bateman Associates
	Lowville, NY                      	623,478	1990	Aug. 1992	15-27.5 years
Hampden Hall Associates, L.P.
	St. Louis, MO                   	1,492,032	1992	Sep. 1992	27.5 years
Chester Renaissance Associates
	Chester, PA                       	272,096	1992	Sep. 1992	40 years
Homestead Apartments II, LTD.
	Homestead, FL                     	728,241	1992	Oct. 1992	40 years
P.S. 157 Associates, L.P.
	New York, NY                    	1,460,273	1992	Nov 1992	40 years
Cloisters Limited Partnership II
	Philadelphia, PA                	1,361,962	1992	Nov 1992	40 years
Creative Choice Homes II, LTD.
	Opa-Locka, FL                   	2,885,705	1988	Dec 1992	40 years
Milford Crossing Associates L.P. (**)
	Milford, DE                       	867,558	1992	Dec. 1992	27.5 years
BX-7F Associates, L.P.
	Bronx, NY                         	890,489	1993	Jan. 1993	40 years
Los Angeles Limited Partnership
	Rio Piedras, PR                   	903,650	1994	Apr. 1993	40 years
Christine Apartments, L.P.
	Buffalo, NY                       	476,820	1993	June 1993	27.5 years
Plainsboro Housing Partners, L.P.
	Plainsboro, NJ                  	1,507,832	1994	July 1993	27.5 years
Rolling Green Associates, L.P.
	Syracuse, NY	                    4,387,866	1992	Oct. 1993	27.5 years

                              		$32,535,934

*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
**During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.



                                 	Cost of Property and Equipment
                                 	Year Ended March 31,
	                                 1999       	     1998       	     1997
Balance at beginning of period	$182,292,458	$183,169,973	$182,915,946

Additions during period:
Improvements                       	236,795	316,410	254,027
Depreciation expense
Deductions during period:

Dispositions                      	(418,555)	(95,072)	0
Loss on impairment	                       0	  (1,098,853) 	        0

Balance at close of period    	$182,110,698	$182,292,458	$183,169,973



                                 	Accumulated Depreciation
                                 	Year Ended March 31,
                    	             1999       	     1998       	     1997
Balance at beginning of period	$26,761,173	$21,272,068	$ 15,437,715

Additions during period:
Improvements
Depreciation expense            	5,794,508	6,087,958	5,834,353
Deductions during period:

Dispositions                      	(19,747)	0	0
Loss on impairment	                      0	   (598,853) 	        0

Balance at close of period	    $32,535,934	$26,761,173	$21,272,068

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