Form 10-Q
period 1999-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1999-08-02
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                      June 30,               March 31,
                                        1999                   1999

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $33,957,345 and $32,535,934
  respectively                        $148,783,681           $149,574,764
Cash and cash equivalents                1,818,067              1,781,472
Cash held in escrow                      8,820,303              9,045,621
Deferred costs, net of accumulated
  amortization of $1,575,950
  and $1,526,212, respectively           2,527,601              2,577,339
Other assets                             2,071,676              1,990,777
Total assets                          $164,021,328           $164,969,973

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable               $  94,017,066         $   94,436,642
Construction note payable                6,740,018              6,740,018
Accounts payable and other
  liabilities                            8,063,751              7,581,362
Due to local general partners and
  affiliates                             6,147,751              6,375,134
Due to general partner
  and affiliates                         2,377,079              2,101,597
Total liabilities                      117,345,665            117,234,753

Minority interest                        6,596,275              6,601,170

Partners' capital:
Limited partners (76,786 BACs
  issued and outstanding)               40,361,469             41,405,584
General partner                           (282,081)              (271,534)
Total partners' capital                 40,079,388             41,134,050
Total liabilities and
  partners' capital                   $164,021,328           $164,969,973
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                             Three Months Ended
                                                   June 30,
                                          1999                  1998*

Revenues
Rental income                          $ 4,818,924            $ 4,826,666
Other income                               133,256                148,838
                                         4,952,180              4,975,504
Expenses
General and administrative                 842,439              1,011,104
General and administrative-
  related parties (Note 2)                 489,347                497,910
Repairs and maintenance                    716,882                772,366
Operating                                  677,355                644,602
Taxes                                      336,514                331,055
Insurance                                  209,375                201,176
Financial, principally interest          1,268,676              1,293,970
Depreciation and amortization            1,471,149              1,534,564
Total expenses                           6,011,737              6,286,747

Net loss before minority interest       (1,059,557)            (1,311,243)
Minority interest in loss
  of subsidiaries                            4,895                 22,857

Net loss                               $(1,054,662)           $(1,288,386)

Net loss - limited partners            $(1,044,115)           $(1,275,502)

Number of BACs outstanding                  76,768                 76,768

Net loss per BAC                       $    (13.60)           $    (16.62)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)


                                                 Limited           General
                                Total           Partners           Partner

Partners' capital (deficit)
  April 1, 1999                $41,134,050      $41,405,584      $(271,534)

Net loss                        (1,054,662)      (1,044,115)       (10,547)

Partners' capital (deficit)
  June 30, 1999                $40,079,388      $40,361,469      $(282,081)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                              Three Months Ended
                                                    June 30,
                                          1999                  1998*

Cash flows from operating activities:
Net loss                               $(1,054,662)           $(1,288,386)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization            1,471,149              1,534,564
Minority interest in loss of
  subsidiaries                              (4,895)               (22,857)
Increase in due to general
  partner and affiliates                   275,482                198,196
Increase (decrease) in accounts
  payable and other liabilities            482,389               (237,410)
Increase in other assets                   (80,899)               (66,879)
Decrease (increase) in cash
  held in escrow                           162,318                (93,619)
Total adjustments                        2,305,544              1,311,995

Net cash provided by
  operating activities                   1,250,882                 23,609

Cash flows from investing activities:
(Increase) decrease in property and
  equipment                               (630,328)               366,553
Decrease in cash held in escrow             63,000                  5,320
Increase in due to local general
  partners and affiliates                    1,478                545,685
Decrease in due to local general
  partners and affiliates                 (228,861)              (164,838)

Net cash (used in) provided by
  investing activities                    (794,711)               752,720

Cash flows from financing activities:
Proceeds from mortgage note payable              0              2,257,500
Repayment of mortgage notes               (419,576)            (3,561,496)
Increase in deferred costs                       0               (104,559)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest              0                219,081

  Net cash used in financing
    activities                            (419,576)            (1,189,474)

Net increase (decrease) in cash
  and cash equivalents                      36,595               (413,145)

Cash and cash equivalents at
  beginning of period                    1,781,472              2,149,895

Cash and cash equivalents at
  end of period                        $ 1,818,067            $ 1,736,750

Supplemental disclosures of
  noncash investing and
  financing activities:
Decrease in mortgage notes payable
  of $1,350,000 and increase in due to
  local general partners and affiliates
  of $9,010 as contribution by minority
  interest shareholders                $         0            $ 1,340,990
Decrease in property and equipment
  of $400,000 and increase in due to
  local general partners and affiliates
  of $675,000 as distribution to minority
  interest shareholders                          0              1,075,000

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March
31. Accounts of the subsidiaries have been adjusted for intercom-pany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $0 for the three months ended June 30, 1999 and 1998, respectively.
The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capi-tal, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allo-cated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles has been omitted or condensed.
These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June 30, 1999 may not be in-dicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                                Three Months Ended
                                                      June 30,
                                            1999                  1998
Partnership management fees (a)         $  220,000             $  220,000
Expense reimbursement (b)                   23,000                 28,000
Property management fees incurred
  to affiliates of the General Partner (c)       0                  9,216
Local administrative fee (d)                18,000                 19,000
Total general and administrative-
  General Partner                          261,000                276,216
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (c)       228,347                221,694
Total general and administrative-
  related parties                       $  489,347             $  497,910

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Part-nership. Subject to the foregoing limitation, the partnership man-agement fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,639,000 and $1,419,000 were ac-crued and unpaid as of June 30, 1999 and March 31, 1999, respec-tively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Property management fees incurred to affiliates of the subsidi-ary partnerships general partners amounted to $228,347 and $230,910 for the three months ended June 30, 1999 and 1998, re-spectively. Included in amounts incurred to affiliates of the sub-sidiary partnerships general partners were $0 and $9,216 for the three months ended June 30, 1999 and 1998, respectively, which were also incurred to an affiliate of the General Partner.

(d) Independence SLP L.P. is entitled to receive a local adminis-trative fee of up to $2,500 per year from each subsidiary partner-ship.

Pursuant to the Partnership Agreement and the Local Partnership
Agreements, the General Partner and Independence SLP L.P. re-ceived their prorata share of profits, losses and tax credits.

Note 3 - Commitments and Contingencies

Old Public Limited Partnership

The Old Public Limited Partnership had experienced a decline in operations which necessitated the removal of the Local General Partner and replacement of the property management agent. On March 23, 1998, the Local General Partner was replaced by New Texas Associates, Inc. and Continental Property Management, LLC was hired as management agent. At the present time, net operat-ing income is not sufficient to fully service the existing debt.

During May 1998, the Partnership was notified that there was to be a sale of a real estate tax lien that had been placed on the property due to non-payment of the real estate taxes relating to 1995 and 1996. Through June 30, 1999, the Partnership has advanced ap-proximately $50,000 in order to prevent the sale of the real estate tax liens, and to bring the real estate taxes current through 1997. On July 9, 1998, the lender notified the Partnership that the mort-gage loan was in default. On November 11, 1998, a Notice of Fore-closure was served on the Local Partnership by the lender. On November 19, 1998, the Local Partnership filed for protection un-der chapter 11 in the United States Bankruptcy Court Southern District of New York. On February 25, 1999, the venue was moved from Southern District of New York to United States District Court for the Middle District of Tennessee, Columbia Division, but the record was not transferred until April 14, 1999. On June 3, 1999 the Bankruptcy Court for the Middle District issued a cash num-ber. On June 29, 1999, the secured creditor, First National Bank of Pulaski, Tennessee, filed a motion for Relief from Stay which the Partnership is currently contesting. The Partnership intends to pursue all available options as well as preserve the tax benefits received.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include cash distribu-tions from the operations of the Local Partnerships. These funds are available to meet obligations of the Partnership.

As of June 30, 1999, the Partnership has invested all of its net pro-ceeds in twenty-eight Local Partnerships. Approximately $297,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately
$37,000 during the three months ended June 30, 1999 due to cash provided by operating activities ($1,251,000) and a decrease in cash held in escrow ($63,000) which exceeded acquisition of property and equipment ($630,000), repayments of mortgage notes
($420,000) and a net decrease in due to Local General Partners and affiliates ($227,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is a depreciation and amortization of $1,471,000.

The working capital reserve at June 30, 1999 was approximately
$6,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $14,000 and $40,000 were received during the three months ended June 30, 1999 and 1998, respectively. However, management expects that the distributions received from the Local Partnerships will in-crease, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,639,000 and $1,419,000 were ac-crued and unpaid as of June 30, 1999 and March 31, 1999, respec-tively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or fi-nancial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 and 1998 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

Other income decreased approximately $16,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to a refund of management fees re-ceived in 1998 at one Local Partnership.

Total expenses, excluding general and administrative remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

General and administrative expenses decreased approximately
$169,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to costs associated with the refinancing of a mortgage note in the first quarter of 1998 at one Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer information systems to be year 2000 compliant.
The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence.
The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - This information is incorporated by
reference to the discussion of Old Public in Commitments and Contingencies contained in Item 1.

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES INC., General Partner


Date:  August 2, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  August 2, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)