Form 10-Q
period 1999-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 1999-10-25
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                           September 30,       March 31,
                                                1999              1999

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $35,398,850 and $32,535,934
  respectively                             $147,355,776      $149,574,764
Cash and cash equivalents                     1,996,457         1,781,472
Cash held in escrow                           9,352,964         9,045,621
Deferred costs, net of accumulated
  amortization of $1,623,558
  and $1,526,212, respectively                2,479,993         2,577,339
Other assets                                  2,140,718         1,990,777
Total assets                               $163,325,908      $164,969,973

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Mortgage notes payable                   $   93,463,315    $   94,436,642
Construction note payable                     6,740,018         6,740,018
Accounts payable and other
  liabilities                                 8,817,493         7,581,362
Due to local general partners and
  affiliates                                  6,134,642         6,375,134
Due to general partner and affiliates         2,702,904         2,101,597
Total liabilities                           117,858,372       117,234,753

Minority interest                             6,588,438         6,601,170

Partners' capital:
Limited partners (76,786 BACs
  issued and outstanding)                    39,173,182        41,405,584
General partner                                (294,084)         (271,534)
Total partners' capital                      38,879,098        41,134,050
Total liabilities and
  partners' capital                        $163,325,908      $164,969,973
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                         Three Months Ended              Six Months Ended
                           September 30,                   September 30,
                        1999            1998*           1999          1998*

Revenues
Rental income      $  4,978,699    $  4,766,728    $  9,797,623  $  9,593,394
Other income            153,745         155,707         287,001       304,545
                      5,132,444       4,922,435      10,084,624     9,897,939
Expenses
General and
  administrative      1,074,345         891,421       1,916,784     1,911,741
General and
  administrative-
  related parties
  (Note 2)              495,188         493,988         984,535       982,682
Repairs and
  maintenance           817,102         760,398       1,533,984     1,532,764
*Operating              718,100         628,844       1,395,455     1,273,446
Taxes                   322,055         328,537         658,569       659,592
*Insurance              191,752         217,073         401,127       418,249
Financial,
  principally
  interest            1,230,684       1,264,764       2,499,360     2,558,734
Depreciation and
  amortization        1,489,113       1,480,895       2,960,262     3,015,459
Total expenses        6,338,339       6,065,920      12,350,076    12,352,667

Net loss before
  minority interest  (1,205,895)     (1,143,485)     (2,265,452)   (2,454,728)
Minority interest
  in loss of
  subsidiaries            5,605           2,104          10,500        24,961

Net loss           $ (1,200,290)   $ (1,141,381)   $ (2,254,952) $ (2,429,767)

Net loss - limited
  partners         $ (1,188,287)   $ (1,129,967)   $ (2,232,402) $ (2,405,469)

Number of BACs
  outstanding            76,786          76,786          76,786        76,786

Net loss
  per BAC          $     (15.47)      $  (14.71)      $  (29.07)    $  (31.33)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)

                                        Limited         General
                       Total            Partners        Partner

Partners' capital
  (deficit)
  April 1, 1999      $41,134,050      $41,405,584      $(271,534)

Net loss              (2,254,952)      (2,232,402)       (22,550)

Partners' capital
  (deficit)
  September 30,
  1999               $38,879,098      $39,173,182      $(294,084)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)

                                                  Six Months Ended
                                                     September 30,
                                                1999              1998*

Cash flows from operating activities:
Net loss                                    $(2,254,952)      $(2,429,767)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                 2,960,262         3,015,459
Minority interest in loss of
  subsidiaries                                  (10,500)          (24,961)
Increase in due to general
  partner and affiliates                        601,307           482,908
Increase in accounts
  payable and other liabilities               1,236,131            76,082
Increase in other assets                       (149,941)         (248,014)
Increase in cash held
  in escrow                                    (370,343)         (417,686)
Total adjustments                             4,266,916         2,883,788

Net cash provided by
  operating activities                        2,011,964           454,021

Cash flows from investing activities:
(Increase) decrease in property and
  equipment                                    (643,928)          305,269
Decrease in cash held in escrow                  63,000            63,000
Increase in due to local general
  partners and affiliates                             0           658,623
Decrease in due to local general
  partners and affiliates                      (240,492)         (281,944)

Net cash (used in) provided by
  investing activities                         (821,420)          744,948

Cash flows from financing activities:
Proceeds from mortgage note payable                   0         2,257,500
Repayment of mortgage notes                    (973,327)       (3,996,085)
Increase in deferred costs                            0          (104,559)
(Decrease) increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest              (2,232)          218,443

  Net cash used in financing activities        (975,559)       (1,624,701)

Net increase (decrease) in cash
  and cash equivalents                          214,985          (425,732)

Cash and cash equivalents at
  beginning of period                         1,781,472         2,149,895

Cash and cash equivalents at
  end of period                              $1,996,457        $1,724,163

Supplemental disclosures of
  noncash investing and
  financing activities:
Decrease in mortgage notes payable
  of $1,350,000 and increase in due to
  local general partners and affiliates
  of $9,010 as contribution by minority
  interest shareholders                      $        0       $ 1,340,990
Decrease in property and equipment
  of $400,000 and increase in due to
  local general partners and affiliates
  of $675,000 as distribution to minority
  interest shareholders                               0         1,075,000

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for inter-company transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be pre-pared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $0 and $12,000 and $0 for the three and six months ended September
30, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles has been omitted or condensed.
These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended September 30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                       Three Months Ended           Six Months Ended
                          September 30,               September 30,
                       1999          1998*         1999          1998*
Partnership manage-
  ment fees (a)      $220,000      $220,000      $440,000      $440,000
Expense reimburse-
  ment (b)             27,485        47,062        50,485        75,062
Local administra-
  tive fee (c)         18,000        19,000        36,000        38,000
Total general and
  administrative-
  General Partner     265,485       286,062       526,485       553,062
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners    229,703       207,926       458,050       429,620
Total general and
  administrative-
  related parties    $495,188      $493,988      $984,535      $982,682

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Part-nership. Subject to the foregoing limitation, the partnership man-agement fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,859,000 and $1,419,000 were ac-crued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partner's advances and contin-ued accrual without payment of certain fees and expense reim-bursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Independence SLP L.P. is entitled to receive a local administra-tive fee of up to $2,500 per year from each subsidiary partnership.

Pursuant to the Partnership Agreement and the Local Partnership
Agreements, the General Partner and Independence SLP L.P. re-ceived their prorata share of profits, losses and tax credits.

Note 3 - Commitments and Contingencies

Old Public Limited Partnership
Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case is currently pending in the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, after Judge James Garrity, United States Bankruptcy Judge for the Southern District of New York, ordered venue trans-ferred to the Middle District of Tennessee on a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank").

The Bank and the Debtor have reached an agreement on plan treatment. The agreement with the Bank provides that the Debtor will reaffirm its obligations to the Bank, paying the Bank on the Effective Date (ten days following confirmation) the arrearages due as to principal and interest (approximately $66,000), a sum of $50,000 and execution of a three year nine percent note in the amount of $30,700 in satisfaction of the Bank's accrued attorneys fees. The Plan further provides for a cash infusion of $136,000 by the current limited partners of the Debtor at confirmation with distribution occurring thereafter in accordance with the above.

The Disclosure Statement, previously set for hearing on September 30, 1999, has been approved by the Court. It is anticipated that confirmation of the Debtor's proposed plan of reorganization will occur in mid-December, 1999. A bar date of September 23, 1999 was established for the filing of all claims against the estate.

The former general partner of the Debtor, Old Public School, Inc.
and two of its principals, Lloyd Carroll and Jane Gay Carvell filed unsecured claims (the "Litigation Claims").

The Debtor will vigorously defend against the Litigation Claims.
The current plan of reorganization provides that the Litigation
Claims will be adjudicated and paid in accordance with the Court's resolution thereof upon entry of the final order thereon.

P.S. 157 Associates, L.P. ("P.S. 157")
P.S. 157 has received bills from New York City for water and sew-age usage covering the period beginning March 26, 1997. These charges are currently in dispute by P.S. 157. An accrual of $99,574 for these charges has been included in the financial statements for the six months ended June 30, 1999. No adjustment has been made to the prior period.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include cash distribu-tions from the operations of the Local Partnerships. These funds are available to meet obligations of the Partnership.

As of September 30, 1999, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately
$297,000 of the purchase price remains to be paid to the Local
Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $215,000 during the six months ended September 30, 1999 primar-ily due to cash provided by operating activities ($2,012,000) and a decrease in cash held in escrow ($63,000) which exceeded acquisi-tion of property and equipment ($644,000), repayments of mort-gage notes ($973,000) and a decrease in due to local general part-ners and affiliates ($240,000). Included in the adjustments to rec-oncile the net loss to cash provided by operating activities is a depreciation and amortization of $2,960,000.

The working capital reserve at September 30, 1999 was approxi-mately $6,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $14,000 and $48,000 were received during the six months ended September 30, 1999 and 1998, respectively. However, management expects that the distributions received from the Local Partnerships will in-crease, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $1,859,000 and $1,419,000 were ac-crued and unpaid as of September 30, 1999 and March 31, 1999, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and ex-pense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Results of Operations
The Partnership's results of operations for the three and six months ended September 30, 1999 and 1998 consisted primarily of the results of the Partnership's investment in twenty-eight Local Part-nerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage in-terest.

Rental income remained fairly consistent with an increase of ap-proximately 4% and 2% for the three and six months ended Sep-tember 30, 1999 as compared to the corresponding periods in 1998.

Total expenses, excluding general and administrative, operating and insurance remained fairly consistent with an increase of ap-proximately 1% and a decrease of approximately 1% for the three and six months ended September 30, 1999 as compared to the cor-responding periods in 1998.

General and administrative expenses increased approximately $183,000 for the three months ended September 30, 1999 as com-pared to the corresponding period in 1998 primarily due to the increase of security payroll during the second quarter of 1999 at two Local Partnerships.

Operating expenses increased approximately $89,000 and $122,000 for the three and six months ended September 30, 1999 as com-pared to the corresponding periods in 1998 primarily due to the accrual of water and sewer usage at one Local Partnership (see
Note 3).

Insurance expense decreased approximately $25,000 for the three months ended September 30, 1999 as compared to the corre-sponding period in 1998 primarily due to an overaccrual of insur-ance expense in the second quarter of 1998 at one Local Partner-ship.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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


Date:  October 22, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  October 22, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)