Form 10-Q
period 1999-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2000-01-26
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                           December 31,       March 31,
                                              1999              1999
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $36,887,176 and $32,535,934,
  respectively                             $145,868,232      $149,574,764
Cash and cash equivalents                     2,163,784         1,781,472
Cash held in escrow                           9,749,486         9,045,621
Deferred costs, net of accumulated
  amortization of $1,676,375
  and $1,526,212, respectively                2,427,176         2,577,339
Other assets                                  2,246,140         1,990,777
Total assets                               $162,454,818      $164,969,973

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                     $ 92,999,094      $ 94,436,642
Construction note payable                     6,740,018         6,740,018
Accounts payable and other liabilities        9,540,622         7,581,362
Due to local general partners and
  affiliates                                  6,139,167         6,375,134
Due to general partner and affiliates         3,107,885         2,101,597
Total liabilities                           118,526,786       117,234,753

Minority interest                             6,585,301         6,601,170

Partners' capital (deficit):
Limited partners (76,786 BACs
  issued and outstanding)                    37,652,178        41,405,584
General partner                                (309,447)         (271,534)
Total partners' capital (deficit)            37,342,731        41,134,050
Total liabilities and partners'
  capital (deficit)                        $162,454,818      $164,969,973
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended            Nine Months Ended
                          December 31,                 December 31,
                      1999          1998*           1999         1998*
Revenues
Rental income       $ 4,920,160   $ 4,839,344   $14,717,783   $14,432,738
Other income            169,361       167,923       456,362       472,468
                      5,089,521     5,007,267    15,174,145    14,905,206
Expenses
General and
  administrative        905,545       827,598     2,822,329     2,739,339
General and
  administrative-
  related parties
  (Note 2)              504,395       472,641     1,488,930     1,455,323
Repairs and
  maintenance         1,057,996       780,146     2,591,980     2,312,910
Operating               619,666       572,219     2,015,121     1,845,665
Taxes                   326,492       318,948       985,061       978,540
Insurance               206,748       222,862       607,875       641,111
Financial,
  principally
  interest            1,467,040     1,340,539     3,966,400     3,899,273
Depreciation and
  amortization        1,541,143     1,605,516     4,501,405     4,620,975
Total expenses        6,629,025     6,140,469    18,979,101    18,493,136

Net loss before
  minority interest  (1,539,504)   (1,133,202)   (3,804,956)   (3,587,930)
Minority interest
  in loss of
  subsidiaries            3,137         2,348        13,637        27,309

Net loss            $(1,536,367)  $(1,130,854)  $(3,791,319)  $(3,560,621)

Net loss - limited
  partners          $(1,521,003)  $(1,119,546)  $(3,753,406)  $(3,525,015)

Number of BACs
  outstanding            76,786        76,786        76,786        76,786

Net loss per BAC    $    (19.81)  $    (14.58)  $    (48.88)  $    (45.91)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners' Capital
(Deficit)
(Unaudited)
                                        Limited          General
                       Total            Partners         Partner
Partners' capital
  (deficit)
  April 1, 1999      $41,134,050      $41,405,584      $(271,534)

Net loss              (3,791,319)      (3,753,406)       (37,913)

Partners' capital
  (deficit)
  December 31, 1999  $37,342,731      $37,652,178      $(309,447)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (decrease) in Cash and Cash Equivalents
(Unaudited)
                                                 Nine Months Ended
                                                    December 31,
                                                 1999          1998*
Cash flows from operating activities:
Net loss                                    $(3,791,319)      $(3,560,621)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                 4,501,405         4,620,975
Minority interest in loss of
  subsidiaries                                  (13,637)          (27,309)
Increase in due to general
  partner and affiliates                      1,006,288           757,351
Increase in accounts
  payable and other liabilities               1,959,260           806,609
Increase in other assets                       (255,363)         (460,921)
Increase in cash held
  in escrow                                    (766,865)         (643,557)
Total adjustments                             6,431,088         5,053,148

Net cash provided by operating activities     2,639,769         1,492,527

Cash flows from investing activities:
(Increase) decrease in property and equipment  (644,710)          185,686
Decrease in cash held in escrow                  63,000            63,000
Increase in due to local general
  partners and affiliates                         7,376           658,623
Decrease in due to local general
  partners and affiliates                      (243,343)         (290,208)

Net cash (used in) provided by
  investing activities                         (817,677)          617,101

Cash flows from financing activities:
Proceeds from mortgage note payable                   0         2,257,500
Repayment of mortgage notes                  (1,437,548)       (4,444,568)
Increase in deferred costs                            0          (104,559)
(Decrease) increase in capitalization of
  consolidated subsidiaries
  attributable to minority interest              (2,232)          218,443

  Net cash used in financing activities      (1,439,780)       (2,073,184)

Net increase in cash
  and cash equivalents                          382,312            36,444

Cash and cash equivalents at
  beginning of period                         1,781,472         2,149,895

Cash and cash equivalents at
  end of period                              $2,163,784        $2,186,339

Supplemental disclosures of
  noncash investing and
  financing activities:
Decrease in mortgage notes payable
  of $1,350,000 and increase in due to
  local general partners and affiliates
  of $9,010 as contribution by minority
  interest shareholders                      $        0        $1,340,990
Decrease in property and equipment
  of $400,000 and increase in due to
  local general partners and affiliates
  of $675,000 as distribution to minority
  interest shareholders                               0         1,075,000

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $9,000 and $0 and $21,000 and $0 for the three and nine months ended December
31, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally ac-cepted accounting principles has been omitted or condensed.
These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjust-ments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of De-cember 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                        Three Months Ended          Nine Months Ended
                            December 31,               December 31,
                        1999          1998*         1999          1998*
Partnership manage-
  ment fees (a)      $  220,000    $  220,000    $  660,000    $  660,000
Expense reimburse-
  ment (b)               49,571        20,250       100,056        95,312
Local administra-
  tive fee (c)           18,000        17,000        54,000        55,000
Total general and
  administrative-
  General Partner       287,571       257,250       814,056       810,312
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners      216,824       215,391       674,874       645,011
Total general and
  administrative-
  related parties    $  504,395    $  472,641    $1,488,930    $1,455,323

*Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Part-nership. Subject to the foregoing limitation, the partnership man-agement fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,079,000 and $1,419,000 were ac-crued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partner's advances and contin-ued accrual without payment of certain fees and expense reim-bursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Note 3 - Mortgage Notes Payable

Homestead Apartments Associates, Ltd. ("Riverwalk")

On November 5, 1999, Riverwalk refinanced its existing indebted-ness by borrowing $2,668,000 from the City National Bank of Florida. Riverwalk's prior mortgage indebtedness in the amount of $2,667,927 was repaid. Commencing December 5, 1999, twenty four monthly payments of interest only at the rate of 7% per an-num shall be due and payable. The outstanding principal balance together with the accrued interest shall be due and payable on November 5, 2001 at which time the note may be extended.

Homestead Apartments Associates II, Ltd. ("Riverwalk II")

On November 5, 1999, Riverwalk II refinanced its existing indebt-edness by borrowing $2,678,000 from the City National Bank of Florida. Riverwalk's prior mortgage indebtedness in the amount of $2,677,489 was repaid. Commencing December 5, 1999, twenty four monthly payments of interest only at the rate of 7% per an-num shall be due and payable. The outstanding principal balance together with the accrued interest shall be due and payable on November 5, 2001 at which time the note may be extended.

Note 4 - Commitments and Contingencies

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

The Bank and the Debtor have reached an agreement on plan treatment. The agreement with the Bank provides that the Debtor will reaffirm its obligations to the Bank, paying the Bank on the Effective Date (ten days following confirmation) the arrearages due as to principal and interest through a cash infusion by the current limited partners of the Debtor, an additional sum of $50,000 and execution of a three year nine percent note in the amount of $30,700 in satisfaction of the Bank's accrued attorneys fees. The Plan further provides for a cash infusion of $136,000 by the current limited partners of the Debtor at confirmation with distribution occurring thereafter in accordance with the above.

The Disclosure Statement, set for hearing on September 30, 1999, has been approved by the Court. It is anticipated that confirma-tion of the Debtor's proposed plan of reorganization will occur in mid-February, 2000. A bar date of September 23, 1999 was estab-lished for the filing of all claims against the estate.

The former general partner of the Debtor, Old Public School, Inc. and two of its principals, Lloyd Carroll and Jane Gay Carvell filed unsecured claims (the "Litigation Claims") against the Debtor in the amount of approximately $900,000. The court, on summary judgment filed by the Debtor, disallowed approximately $750,000 of the asserted claims. The remainder of the claims asserted will be treated as voluntary loans and will be satisfied in accordance with the terms of the Partnership Agreement.

The Debtor will vigorously defend against the Litigation Claims.
The current plan of reorganization provides that the Litigation
Claims will be adjudicated and paid in accordance with the Court's resolution thereof upon entry of the final order thereon.

P.S. 157 Associates, L.P. ("P.S. 157")
P.S. 157 has received bills from New York City for water and sew-age usage covering the period beginning March 26, 1997. These charges are currently in dispute by P.S. 157. An accrual of $99,574 for these charges has been included in the financial statements for the nine months ended September 30, 1999. No adjustment has been made to the prior period.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include cash distribu-tions from the operations of the Local Partnerships. These funds are available to meet obligations of the Partnership.

As of December 31, 1999, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately
$297,000 of the purchase price remains to be paid to the Local
Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately
$382,000 during the nine months ended December 31, 1999 pri-marily due to cash provided by operating activities ($2,640,000) and a decrease in cash held in escrow ($63,000) which exceeded acquisition of property and equipment ($645,000), repayments of mortgage notes ($1,438,000) and a net decrease in due to local gen-eral partners and affiliates ($236,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is a depreciation and amortization of $4,501,000.

The working capital reserve at December 31, 1999 was approxi-mately $7,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $14,000 and $48,000 were received during the nine months ended December 31, 1999 and 1998, respectively. However, management expects that the distributions received from the Local Partnerships will in-crease, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,079,000 and $1,419,000 were ac-crued and unpaid as of December 31, 1999 and March 31, 1999, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and ex-pense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of mortgage notes payable, see Note 3 to the fi-nancial statements.

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

Results of Operations
The Partnership's results of operations for the three and nine months ended December 31, 1999 and 1998 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage in-terest.

Rental income remained fairly consistent with an increase of ap-proximately 2% for both the three and nine months ended Decem-ber 31, 1999 as compared to the corresponding periods in 1998.

Total expenses, excluding repairs and maintenance remained fairly consistent with an increase of approximately 4% and 1%, respec-tively, for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998.

Repairs and maintenance increased approximately $278,000 and $279,000, respectively, for the three and nine months ended De-cember 31, 1999 as compared to the corresponding periods in 1998 primarily due to painting, carpet repairs and elevator repairs at one Local Partnership.

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


INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES INC., General Partner


Date:  January 26, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Senior Vice President
			(principal financial officer)

Date:  January 26, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)