Form 10-K
period 2000-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2000-06-12
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

     None
Index to exhibits may be found on page 97

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

The Partnership's was formed to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The partnership investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2000, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2000, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Partnerships of which approximately $292,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See
Item 2, Properties, below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an inter-est has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2000. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE

Name and Location                                                  % of Units Occupied  At  May 1,
                                                               ---------------------------------------
(Number of Units)                          Date Acquired       2000     1999     1998     1997    1996
-----------------                          -------------       ----     ----     ----     ----    ----
Harbor Court Limited Partnership           December 1991        98%      95%      93%      98%     100%
Staten Island, NY (40)

Old Public Limited Partnership             December 1991        48%      87%      80%      76%      77%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership      February 1992        97%      99%      97%      98%      99%
Salem, OR (104)

655 North Street Limited Partnership       March 1992           80%      74%      81%      84%      83%
Baton Rouge, LA (195)

Landreth Venture                           March 1992           90%      90%      94%      94%      96%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.       March 1992           96%      94%      91%      94%      93%
Homestead, FL (123)

Bethel Villa Associates, L.P.              April 1992           96%     100%     100%     100%     100%
Wilmington, DE (150)

West Diamond Street Associates             May 1992            100%      93%     100%      89%      96%
Philadelphia, PA (28)

Susquehanna Partners                       May 1992             85%      87%      94%      96%     100%
Philadelphia, PA (47)

Boston Bay Limited Partnership             August 1992          98%      98%      98%      99%     100%
Boston, MA (130)

Morrant Bay Limited Partnership            August 1992          98%      99%      97%     100%      97%
Boston, MA (130)

Hope Bay Limited Partnership               August 1992          98%      98%     100%      98%      98%
Boston, MA (45)

Lares Apartments Limited Partnership       August 1992         100%     100%     100%     100%     100%
Lares, PR (102)

Lajas Apartments Limited Partnership       August 1992         100%     100%     100%     100%     100%
Lajas, PR (99)

Arlington-Rodeo Properties                 August 1992         100%     100%     100%     100%     100%
Los Angeles, CA (29)

Conifer Bateman Associates                 August 1992          83%      92%      88%     100%     100%
Lowville, NY (24)



                     LOCAL PARTNERSHIP SCHEDULE (continued)

Name and Location                                                  % of Units Occupied  At  May 1,
                                                               ----------------------------------------
(Number of Units)                          Date Acquired       2000     1999     1998     1997    1996
-----------------                          -------------       ----     ----     ----     ----    -----
Hampden Hall Associates, L.P.              September 1992      100%      93%      97%     100%      99%
St. Louis, MO (75)

Chester Renaissance Associates             September 1992      100%     100%     100%     100%     100%
Chester, PA (20)

Homestead Apts. II LTD                     October 1992         96%      94%      94%      95%      92%
Homestead, FL (112)

P.S. 157 Associates, L.P.                  November 1992       100%     100%      99%     100%      96%
New York, NY (73)

Cloisters Limited Partnership II           November 1992        95%     100%      94%     100%      94%
Philadelphia, PA (65)

Creative Choice Homes II, LTD              December 1992        97%      98%      98%      99%      99%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.           December 1992       100%      99%      95%      99%      96%
Milford, DE (73)

BX-7F Associates, L.P.                     January 1993         95%      99%      94%      95%      98%
Bronx, NY (85)

Los Angeles Limited Partnership            May 1993            100%     100%     100%     100%      98%
Rio Piedras, PR (124)

Christine Apartments, L.P.                 June 1993            88%      94%      97%      97%     100%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.          July 1993            98%      98%      99%     100%      98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.             October 1993         94%      92%      96%      91%      97%
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

Management continuously reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows.

Management annually reviews the insurance coverage of the properties and believes such coverage is adequate.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2000, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 6, 2000, the Partnership has approximately 4,668 registered holders of an aggregate of 76,786 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                                       Year Ended March 31,
                                           ----------------------------------------------------------------------------
OPERATIONS                                     2000             1999           1998*           1997*           1996
----------                                 ------------    ------------    ------------    ------------    ------------
Revenues                                   $ 20,786,356    $ 20,525,657    $ 20,204,698    $ 19,663,105    $ 19,169,610

Operating expenses                          (26,611,223)    (25,708,315)    (24,944,950)    (24,926,568)    (24,084,097)
                                           ------------    ------------    ------------    ------------    ------------

Loss before                                  (5,824,867)     (5,182,658)     (4,740,252)     (5,263,463)     (4,914,487)
  minority interest

Minority interest in loss                        20,636          17,208          35,144          33,343          32,193
  of subsidiaries                          ------------    ------------    ------------    ------------    ------------

Net loss                                   $ (5,804,231)   $ (5,165,450)   $ (4,705,108)   $ (5,230,120)   $ (4,882,294)
                                           ============    ============    ============    ============    ============

Net loss per                               $     (74.85)   $     (66.61)   $     (60.66)   $     (67.43)   $     (62.95)
weighted average BAC                       ============    ============    ============    ============    ============

*Reclassified for comparative purposes.


                                                                            March 31,
                                           ----------------------------------------------------------------------------
FINANCIAL POSITION                             2000            1999            1998            1997            1996
------------------                         ------------    ------------    ------------    ------------    ------------


Total assets                               $159,362,792    $164,969,973    $170,786,367    $177,448,837    $183,788,219
                                           ============    ============    ============    ============    ============

Total liabilities                          $117,620,369    $117,234,753    $118,016,288    $119,748,949    $120,702,900
                                           ============    ============    ============    ============    ============

Minority interest                          $  6,412,604    $  6,601,170    $  6,470,579    $  6,695,280    $  6,850,591
                                           ============    ============    ============    ============    ============

Total partners' capital                    $ 35,329,819    $ 41,134,050    $ 46,299,500    $ 51,004,608    $ 56,234,728
                                           ============    ============    ============    ============    ============

During the years ended March 31, 2000 and 1999, total assets and liabilities decreased primarily due to depreciation partially offset by a mortgage refinancing (see Note 7). During the year ended March 31, 1998, total assets decreased primarily due to depreciation and a loss on impairment of assets. During the years ended March 31, 1997 and 1996, total assets decreased primarily due to depreciation.

CASH DISTRIBUTIONS
The Partnership has made no distributions to the BACs holders as of March 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These funds, which remain relatively immaterial, are available to meet obligations of the Partnership. Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $34,000, $66,000 and $143,000 were received during the years ended March 31, 2000, 1999 and 1998, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2000, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $292,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2000, approximately $5,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $475,000 during the year ended March 31, 2000, due to cash provided by operating activities ($3,437,000) and the writeoff of deferred costs ($224,000) which exceeded net repayments of mortgage notes ($1,978,000), acquisitions of property and equipment ($375,000), an increase in cash held in escrow for investing activities ($20,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($538,000), an increase in deferred costs ($107,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($168,000). Included in the adjustments to reconcile the net loss to cash flow provided by operations in depreciation and amortization of approximately $6,208,000.

The working capital reserve at March 31, 2000 and 1999 was approximately $18,000 and $21,000, respectively.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements varied for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000 all operating deficit guarantees have expired. For the year ended March 31, 2000, nothing had been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships.

Partnership management fees owed to the General Partner amounting to approximately $2,299,000 were accrued and unpaid as of March 31, 2000. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before expiration of the credit period.

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

Through March 31, 2000, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively.)

The Partnership's results of operations for the 1999, 1998 and 1997 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $5,804,231, $5,165,450 and $4,705,108, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,979,284 and $11,977,461 of Housing Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

1999 VS. 1998
Rental income remained fairly consistent with an increase of approximately 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year due primarily to rental rate increases.

Total expenses, excluding general and administrative, remained fairly consistent with an increase of approximately 2%.

General and administrative increased approximately $495,000 for the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to the write off of organization costs that were expensed at one Local Partnership as well as an increase in payroll and renting expenses at a second Local Partnership.

1998 VS. 1997
Rental income remained fairly consistent with an increase of approximately 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year due primarily to rental rate increases.

Total expenses excluding general and administrative, general and administrative-related parties, repairs and maintenance and loss on impairment of assets remained fairly consistent with a decrease of approximately 3%.

General and administrative increased approximately $414,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to the costs spent in renovating and providing training in a Neighborhood Network Center at one Local Partnership, an increase in renting expenses, office salaries and security payroll at a second Local Partnership, and an increase in renting and bad debt expenses at a third Local Partnership.

General and administrative-related parties increased approximately $854,000 for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year, due primarily to an increase in partnership management fees payable to the General Partner.

Repairs and maintenance increased approximately $363,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year, primarily due to masonry work, painting, cleaning and installation of kitchen cabinets at one Local Partnership, upgrading apartment units at a second Local Partnership, and carpet replacement and painting at a third Local Partnership.

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

OLD PUBLIC LIMITED PARTNERSHIP
Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank").

The Second Amended Plan of Reorganization, as modified, was confirmed on February 18, 2000. Pursuant to the plan the Debtor affirmed its obligations to the Bank, paid the Bank on the Effective Date (ten days following confirmation)
(i) the arrearages due as to principal and interest through a cash infusion by the current limited partners of the Debtor, (ii) an additional sum of $50,000 and (iii) execution of a three-year nine percent note in the amount of $30,700 in satisfaction of the Bank's accrued attorneys fees. As of March 31, 2000, the Partnership has advanced approximately $376,000 to Old Public.

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


Item7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                               Sequential
                                                                                  Page
                                                                               ----------
(a) 1.    Consolidated Financial Statements

          Independent Auditors' Report                                             14

          Consolidated Balance Sheets at March 31, 2000 and 1999                   75

          Consolidated Statements of Operations for the Years Ended March 31,
          2000, 1999 and 1998                                                      76

          Consolidated Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2000, 1999 and 1998                            77

          Consolidated Statements of Cash Flows for the Years Ended March 31,
          2000, 1999 and 1998                                                      78

          Notes to Consolidated Financial Statements                               80

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (a Delaware Limited Partnership) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (1999, 1998 and 1997 Fiscal Years) subsidiary partnerships whose losses aggregated $3,986,583, $3,805,935 and $4,442,094 for the 1999, 1998 and 1997 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 2000 and 1999, presented in the accompanying consolidated financial statements. The financial statements for twenty-seven of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 8, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 24, 2000

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

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
February 15, 2000

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
February 5, 1999

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 23, 2000, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 23, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 23 2000

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 28, 1999, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated January 28, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 1999

[Letterhead of Ziner, Kennedy, Lehan LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheets of Landreth Venture (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy, Lehan LLP
Quincy, Massachusetts
January 20,2000

[Letterhead of Ziner, Kennedy, Lehan LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheets of Landreth Venture (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy, Lehan LLP
Boston, Massachusetts
January 18, 1999

[Letterhead of Friedman, Alpern & Green LLP

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheets of Homestead Apartments Associates, Ltd.(a limited partnership) as of December 31, 1999 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Friedman, Alpren & Green LLP
New York, New York
January 26, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheets of Homestead Apartments Associates, Ltd., as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 27, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 1999 and 1998, the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 1999, and 1998 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 18, 2000 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD and DSHA programs, and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 18, 2000

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

/s/ Reznick Fedder & Silverman
Audit Prncipal: Lester A. Kanis
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 22, 1998

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
  T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1999 and 1998, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2000 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 13, 2000

[Letterhead of Asher & Company]

Independent Auditors' Report


The Partners
West Diamond Street Associates
 T/A Sledgey Park Apartments
Marlton, New Jersey


We have audited the accompanying balance sheets of West Diamond Street Associates T/A Sedgly Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' capital and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes the assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 1998 and 1997, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole . The accompanying supplementary information is presented for a purposes of additional analysis and is not a required part of basic financial statements. Such information has been subjected to auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22,1999 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Asher & Company, Ltd
Philadelphia, Pennsylvania
January 22, 1999

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1999 and 1998 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1999 and 1998, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 1, 2000

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 1998 and 1997 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 1998 and 1997, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 11, 1999

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2000 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 20, 2000 on its compliance with laws and regulations, and reports dated January 20, 2000 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 20, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 1999 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 17, 1999 on its compliance with laws and regulations, and reports dated January 17, 1999 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 1999

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 1998

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2000 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 22, 2000 on its compliance with laws and regulations, and reports dated January 22, 2000 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 22, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 19, 1999 on its compliance with laws and regulations, and reports dated January 19, 1999 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 1999

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 20, 1998

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2000 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 21,2000 on its compliance with laws and regulations, and reports dated January 21,2000 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 21, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership, as of December 31, 1998, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 19, 1999 on its compliance with laws and regulations, and reports dated January 19, 1999 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 1999

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 22, 1998

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 20 thru 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1478493 of the CPA's College of PR was affixed to the original of this report.
January 25, 2000

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 21 thru 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1478493 of the CPA's College of PR was affixed to the original of this report.
February 4, 1999

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-660422313, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 20 thru 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1478496 of the CPA's College of PR was affixed to the original of this report.
January 25, 2000

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-660422313, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 20 thru 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1478496 of the CPA's College of PR was affixed to the original of this report.
February 4, 1999

[Letterhead of Ree & Kim]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheets of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 1999 and 1998 and its results of operations, changes in partner's equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ree & Kim
Los Angeles, California
February 25, 2000

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

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 25, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 19, 1999

[Letterhead of Mortland & Co. P.C.]

Independent Auditors' Report

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1999 and the related statements of loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mortland & Co. P.C.
St. Louis, Missouri
February 15, 2000

[Letterhead of Mortland & Co. P.C.]

Independent Auditors' Report

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mortland & Co. P.C.
St. Louis, Missouri
February 26, 1999

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

/s/ Mortland & Co. P.C.
St. Louis, Missouri
February 13, 1998

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 14, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 15, 1999

[Letterhead of Friedman, Alpern & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheets of Homestead Apartments Associates II, Ltd. (a limited partnership), as of December 31, 1999, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1999, and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Friedman Alpern & Green L.L.P.
New York, New York
January 26, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheets of Homestead Apartments Associates II, Ltd., as of December 31, 1998 and 1997 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Apartments Associates II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick, Fedder & Silverman
Atlanta, Georgia
January 27, 1999

[Letterhead of Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP
Great Neck, NY
January 27, 2000

[Letterhead of Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Vengrove, Zapolsky, McCourt, Klein & Petitto, LLP
Great Neck, NY
January 21, 1999

[Letterhead of Ziner, Kennnedy, & Lehan L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheets of Cloisters Limited Partnership II (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner Kennedy, & Lehan L.L.P.
Quincy, Massachusetts
January 19, 2000

[Letterhead of Ziner, Kennnedy, & Lehan L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheets of Cloisters Limited Partnership II (a Pennsylvania limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner Kennedy, & Lehan L.L.P.
Boston, Massachusetts
January 18, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 7, 2000 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 7, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 1, 1999 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination.

/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
February 1, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Craig Birmingham
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
February 4, 1998

[Letterhead of Halbert, Katz & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 1999 and December 31, 1998, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 1999 and December 31, 1998 and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 16 to 28) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2000, on our consideration of Milford Crossing Associates, L.P's internal controls, and reports dated January 31, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2000

[Letterhead of Halbert, Katz & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 1998 and December 31, 1997, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 1998 and December 31, 1997 and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 13 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999, on our consideration of Milford Crossing Associates, L.P's internal controls, and reports dated January 29, 1999, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 29, 1999

[Letterhead of Bernhardt, Karlitz, Hayden & DeCruse LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Bernhardt, Karlitz, Hayden & DeCruse LLP
White Plains, New York
January 18, 2000

[Letterhead of Bernhardt, Karlitz, Hayden & DeCruse LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Bernhardt, Karlitz, Hayden & DeCruse LLP
White Plains, New York
January 25, 1999

[Letterhead of Amilcar Torres Rivera.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Los Angeles Limited Partnership rent income from subsidies is approximately 86% of total Partnership revenues. As disclosed in Note 1-A, the actual rent subsidy contracts are due since July 31, 1999 (82 units) and September 30, 1999 (42 units), respectively.

/s/ Amilcar Torres Rivera, CPA
Stamp #1598369 of the
Puerto Rico Society of
CPA's was affixed to the original.

San Juan, Puerto Rico
January 28, 2000

[Letterhead of Amilcar Torres Rivera.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, changes in Partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Amilcar Torres Rivera, CPA
Stamp #1545214 of the
Puerto Rico Society of
CPA's was affixed to the original.

San Juan, Puerto Rico
January 27, 1999

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued reports dated February 8, 2000 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 8, 2000

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued reports dated February 8, 1999 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 8, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 1999 and 1998, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 5, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 1998 and 1997, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 8, 1999

[Letterhead of Asher & Company, Ltd.]

Independent Auditors' Report

The Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1999 and 1998 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1999 and 1998 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 2000 on our consideration of Rolling Green Associates, L.P.'s (A Limited Partnership) internal control and reports dated January 27, 2000 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company Ltd.
Philadelphia, Pennsylvania
January 27, 2000

[Letterhead of Asher & Company, Ltd.]

Independent Auditors' Report

The Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1998 and 1997 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 1998 and 1997 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1999 on our consideration of Rolling Green Associates, L.P.'s (A Limited Partnership) internal control and reports dated January 22, 1999 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination.

/s/ Asher & Company Ltd.
Philadelphia, Pennsylvania
January 22, 1999

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                                                                    MARCH 31,
                                                                         ---------------------------------
                                                                              2000               1999
                                                                         ---------------   ---------------
Property and equipment - net of accumulated depreciation
  (Notes 2 and 4)                                                        $   144,177,016   $   149,574,764
Cash and cash equivalents (Notes 2 and 10)                                     2,256,497         1,781,472
Cash held in escrow (Note 5)                                                   9,140,249         9,045,621
Deferred costs, less accumulated amortization (Notes 2 and 6)                  2,025,646         2,577,339
Other assets                                                                   1,763,384         1,990,777
                                                                         ---------------   ---------------
   Total assets                                                          $   159,362,792   $   164,969,973
                                                                         ===============   ===============

                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Mortgage notes payable (Note 7)                                          $    92,458,812   $    94,436,642
Construction notes payable (Note 7)                                            6,740,018         6,740,018
Accounts payable and other liabilities                                         9,058,332         7,581,362
Due to local general partners and affiliates (Note 8)                          5,821,007         6,375,134
Due to general partner and affiliates (Note 8)                                 3,542,200         2,101,597
                                                                         ---------------   ---------------


   Total liabilities                                                         117,620,369       117,234,753
                                                                         ---------------   ---------------

Minority interest (Note 2)                                                     6,412,604         6,601,170
                                                                         ---------------   ---------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital
Limited partners (76,786 BACs issued and outstanding)                         35,659,395        41,405,584
General partner                                                                 (329,576)         (271,534)
                                                                         ---------------   ---------------

Total partners' capital                                                       35,329,819        41,134,050
                                                                         ---------------   ---------------

Total liabilities and partners' capital                                  $   159,362,792   $   164,969,973
                                                                         ===============   ===============

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended March 31,
                                                     -----------------------------------------------------
                                                          2000                1999               1998*
                                                     ---------------    ---------------    ---------------
Revenues
Rental income                                        $    19,685,737    $    19,518,095    $    19,155,670
Other                                                      1,100,619          1,007,562            934,100
Gain on sale of land (Note 4)                                      0                  0            114,928
                                                     ---------------    ---------------    ---------------

                                                          20,786,356         20,525,657         20,204,698
                                                     ---------------    ---------------    ---------------

Expenses
General and management                                     4,651,071          4,155,900          3,742,154
General and management-related parties                     2,043,369          2,028,254          1,173,780
Repairs and maintenance                                    3,982,080          3,730,566          3,367,161
Operating                                                  2,087,822          1,950,367          2,006,347
Taxes                                                      1,284,332          1,348,556          1,279,922
Insurance                                                    742,869            798,835            868,249
Financial, primarily interest                              5,611,437          5,701,379          5,640,082
Depreciation and amortization                              6,208,243          5,994,458          6,367,255
Loss on impairment of assets (Note 4)                              0                  0            500,000
                                                     ---------------    ---------------    ---------------

    Total expenses                                        26,611,223         25,708,315         24,944,950
                                                     ---------------    ---------------    ---------------

Loss before minority interest                             (5,824,867)        (5,182,658)        (4,740,252)

Minority interest in loss of subsidiaries                     20,636             17,208             35,144
                                                     ---------------    ---------------    ---------------

Net loss                                             $    (5,804,231)   $    (5,165,450)   $    (4,705,108)
                                                     ===============    ===============    ===============


Net loss-limited partners                            $    (5,746,189)   $    (5,113,795)   $    (4,658,057)
                                                     ===============    ===============    ===============

Number of BACs outstanding                                    76,768             76,768             76,768
                                                     ===============    ===============    ===============

Net loss per BAC                                     $        (74.85)   $        (66.61)   $        (60.66)
                                                     ===============    ===============    ===============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                            Limited            General
                                                          Total             Partners           Partner
                                                     ---------------    ---------------    ---------------
Partners' capital (deficit) - April 1, 1997          $    51,004,608    $    51,177,436    $      (172,828)

Net loss                                                  (4,705,108)        (4,658,057)           (47,051)
                                                     ---------------    ---------------    ---------------

Partners' capital (deficit) - March 31, 1998              46,299,500         46,519,379           (219,879)

Net loss                                                  (5,165,450)        (5,113,795)           (51,655)
                                                     ---------------    ---------------    ---------------

Partners' capital (deficit) - March 31, 1999              41,134,050         41,405,584           (271,534)

Net loss                                                  (5,804,231)        (5,746,189)           (58,042)
                                                     ---------------    ---------------    ---------------

Partners' capital (deficit) - March 31, 2000         $    35,329,819    $    35,659,395    $      (329,576)
                                                     ===============    ===============    ===============

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                Year Ended March 31,
                                                               -----------------------------------------------------
                                                                     2000               1999               1998
                                                               ---------------    ---------------    ---------------
Cash flows from operating activities:
Net loss                                                       $    (5,804,231)   $    (5,165,450)   $    (4,705,108)
                                                               ---------------    ---------------    ---------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                        6,208,243          5,994,458          6,367,255
Gain on sale of land                                                         0                  0           (114,928)
Loss on impairment                                                           0                  0            500,000
Minority interest in loss of subsidiaries                              (20,636)           (17,208)           (35,144)
(Increase) decrease in assets:
Cash held in escrow                                                    (75,072)           141,667            243,633
Deferred costs                                                               0             22,664                  0
Other assets                                                           227,393           (147,591)          (100,347)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                               1,476,970            407,656            449,888
Due to local general partners and affiliates                           (16,445)          (545,499)           (28,959)
Due to general partner and affiliates                                1,440,603          1,172,396            168,691
                                                               ---------------    ---------------    ---------------
Total adjustments                                                    9,241,056          7,028,543          7,450,089
                                                               ---------------    ---------------    ---------------
Net cash provided by operating activities                            3,436,825          1,863,093          2,744,981
                                                               ---------------    ---------------    ---------------

Cash flows from investing activities:
Acquisition of property and equipment                                 (375,405)          (237,987)          (316,410)
Increase in cash held in escrow                                        (19,556)          (598,017)           (55,795)
Proceeds from the sale of land                                               0                  0            210,000
Decrease in due to local general partners
  and affiliates                                                      (465,061)          (203,824)          (190,818)
                                                               ---------------    ---------------    ---------------
Net cash used in investing activities                                 (860,022)        (1,039,828)          (353,023)
                                                               ---------------    ---------------    ---------------

Cash flows from financing activities:
Increase in deferred costs                                            (107,442)          (127,223)            (8,100)
Writeoff of deferred costs                                             224,045                  0                  0
Proceeds from mortgage notes                                         5,356,000          2,257,500                  0
Repayment of mortgage notes                                         (7,333,830)        (3,672,016)        (1,981,997)
(Decrease) increase in due to local general partners
  and affiliates                                                       (72,621)           468,242           (149,466)
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                                (167,930)          (118,191)          (189,557)
                                                               ---------------    ---------------    ---------------
Net cash used in financing activities                               (2,101,778)        (1,191,688)        (2,329,120)
                                                               ---------------    ---------------    ---------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (CONTINUED)

                                                                                Year Ended March 31,
                                                               -----------------------------------------------------
                                                                     2000               1999               1998
                                                               ---------------    ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                   475,025           (368,423)            62,838

Cash and cash equivalents at beginning of year                       1,781,472          2,149,895          2,087,057
                                                               ---------------    ---------------    ---------------

Cash and cash equivalents at end of year                       $     2,256,497    $     1,781,472    $     2,149,895
                                                               ===============    ===============    ===============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                         $     4,361,742    $     4,609,063    $     4,811,327
                                                               ===============    ===============    ===============

Supplemental disclosures of noncash investing and
  financing activities:
Increase in mortgage notes payable reclassified
  from accounts payable and other liabilities                  $             0    $        47,181    $        43,715

Decrease in mortgage notes payable of $1,350,000
  and increase in due to local general partners and
  affiliates of $9,010 as contribution by minority
  interest shareholders                                                      0          1,340,990                  0

Decrease in property and equipment of $400,000
  and increase in due to local general partners and
  affiliates of $675,000 as distribution to minority
  interest shareholders                                                      0          1,075,000                  0

Summarized below are the components of the
  gain on sale of land:
Decrease in property and equipment                                           0                  0             95,072

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - General

Independence Tax Credit Plus L.P., a Delaware limited partnership (the "Partnership"), was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2000.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2000, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $31,000, $27,000 and $21,000 for the years ended March 31, 2000, 1999 and 1998, respectively (the 1999, 1998 and 1997 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2000, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

f)  Offering Costs

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

i)  Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the Fiscal 1997 financial statements to conform with the Fiscal 1998 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

j)  Recent Pronouncements

In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98.5, which was adopted April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortizied balance of any previously deferred organizational costs must be expensed. This adoption resulted in $618,573 being fully expensed and included in depreciation and amortization on the consolidated statements for the operations for the year ended March 31, 2000.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND CASH HELD IN ESCROW
The carrying amount approximates fair value.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                          March 31, 2000              March 31, 1999
                                     ------------------------    ------------------------
                                      Carrying                    Carrying
                                      Amount       Fair Value     Amount       Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $33,458,068   $32,435,549   $44,989,858   $44,454,861
Not practicable                      $59,000,745             *   $49,446,784             *

*Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                  March 31,                    Estimated
                                                     ----------------------------------       Useful Lives
                                                           2000              1999                (Years)
                                                     ---------------    ---------------       ------------
Land                                                 $     5,692,516    $     5,683,116               --
Building and improvements                                174,104,493        174,259,412              15-40
Furniture and fixtures                                     2,644,400          2,168,170               3-10
                                                     ---------------    ---------------
                                                         182,441,409        182,110,698

Less:  Accumulated depreciation                          (38,264,393)       (32,535,934)
                                                     ---------------    ---------------
                                                     $   144,177,016    $   149,574,764
                                                     ===============    ===============

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2000 and 1999. In addition, as of March 31, 2000 and 1999, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the local general partners and affili-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

ates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $5,773,153, $5,794,508 and $6,087,958, respectively.

During the years ended March 31, 2000 and 1999, accumulated depreciation of $44,694 and $19,747, respectively, was written off.

West Diamond Street Associates ("West Diamond") analyzes the carrying value of its fixed assets on an ongoing basis to determine that the recorded amounts are reasonable and are not impaired. During 1997, the buildings were deemed to be impaired and were written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such fixed assets, inclusive of the low-income housing tax credits, exceeding the carrying value by approximately $500,000. This impairment loss was charged to operations for 1997. As a result of the impairment loss on the fixed assets, buildings and the related accumulated depreciation were reduced by $1,098,853 and $598,853, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                  March 31,
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
Purchase price payments*                                  $   292,000   $   296,700
Real estate taxes, insurance and other                      4,636,444     4,606,568
Reserve for replacements                                    3,544,405     3,520,149
Tenant security deposits                                      667,400       622,204
                                                          -----------   -----------
                                                          $ 9,140,249   $ 9,045,621
                                                          ===========   ===========

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                 March 31,
                                       --------------------------
                                          2000             1999           Period
                                       ----------       ----------      ---------
Financing expenses                     $2,981,958       $3,484,768          *
Organization expenses                           0          618,783      60 months
                                       ----------       ----------
                                        2,981,958        4,103,551
Less:  Accumulated amortization          (956,312)      (1,526,212)
                                       ----------       ----------
                                       $2,025,646       $2,577,339
                                       ==========       ==========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $435,090, $199,950 and $279,297, respectively.

During the years ended March 31, 2000 and 1999, deferred costs of $1,229,035 and $227,331 and accumulated amortization of $1,004,990 and $121,060 were written off.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes are payable in aggregate monthly installments of approximately $550,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $9,946,411 and $10,992,817 at December 31, 1999 and 1998, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Annual principal payment requirements, as of March 31, 2000, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                     Amount
------------------                 ------------
2000                               $  2,155,613
2001                                  7,640,776
2002                                  2,434,916
2003                                  2,584,568
2004                                  2,737,856
Thereafter                           74,905,083
                                    -----------
                                    $92,458,812
                                    ===========

At both December 31, 1999 and 1998, one subsidiary partnership had a construction loan commitment totaling $6,890,000. At both December 31, 1999 and 1998, such loan had an outstanding balance of $6,740,018. Subsequently on March 14, 2000 this construction loan was converted to a permanent mortgage loan.

The mortgage agreements require monthly deposits to replacement reserves of approximately $50,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).


On November 5, 1999, the Homestead Apartments Associates, Ltd. ("Homestead I") refinanced its 9% first mortgage loan. The new loan, with a principal balance of $2,668,000, bears interest at 7% and requires monthly payments of interest only through maturity on November 5, 2001. Monthly escrow deposits for taxes are required. The Homestead I has the right to extend the maturity date to November 5, 2010 upon satisfaction of certain conditions. The existing first mortgage of $2,667,927 was paid off.

On November 5, 1999, the Homestead Apartments Associates II, Ltd. ("Homestead II") refinanced its 9% mortgage loan. The new loan, with a principal balance of $2,678,000, bears interest at 7% and requires monthly payments of interest only through maturity on November 5, 2001. Monthly escrow deposits for taxes are required and the Homestead II is subject to restrictions on distributions to the general partner. The Homestead II has the right to extend the maturity date to November 5, 2010 upon satisfaction of certain conditions. The existing first mortgage of $2,677,489 was paid off.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. As of March 31, 2000 all operating deficit guarantees have expired. For the year ended March 31, 2000, nothing has been funded by the Local General Partners to meet such obligations, which includes amounts held in escrow by the Local Partnerships.

B)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                                     Year Ended March 31,
                                                     -----------------------------------------------------
                                                           2000              1999                1998
                                                     ---------------    ---------------    ---------------
Partnership management fees (i)                      $       880,000    $       880,000    $        50,000
Expense reimbursement (ii)                                   137,662            142,194            145,804
Property management fees incurred to
  affiliates of the General Partner (iii)                          0                  0             63,309
Local administrative fee (iv)                                 79,000             72,000             73,600
                                                     ---------------    ---------------    ---------------
Total general and administrative-
  General Partner                                          1,096,662          1,094,194            332,713
                                                     ---------------    ---------------    ---------------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (iii)                                     946,707            933,974            841,067
                                                     ---------------    ---------------    ---------------
Total general and administrative-
  related parties                                    $     2,043,369    $     2,028,168    $     1,173,780
                                                     ===============    ===============    ===============

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,299,000 and $1,419,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively.

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

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $946,707, $933,974 and $904,376 for the 1999, 1998 and 1997 Fiscal Years, respectively. Included in amounts incurred to affiliates of the subsidiary partnerships were $0, $0 and $63,309 for the 1999, 1998 and 1997 Fiscal Years, respectively, which were also incurred to an affiliate of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

C)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                   March 31,
                                                            -----------------------
                                                               2000          1999
                                                            ----------   ----------
Development deficit advances                                $   50,000   $   50,000
Operating advances (i)                                       1,527,807    1,571,182
Development fee payable                                      2,554,447    3,019,508
Long-term notes payable (ii)                                 1,163,572    1,192,818
Management and other fees                                      525,181      541,626
                                                            ----------   ----------

                                                            $5,821,007   $6,375,134
                                                            ==========   ==========

(i)  Operating advances include the following loans:

CREATIVE CHOICE HOMES II, LTD                               $   59,700   $  105,805
This loan is noninterest bearing and is payable from cash
flow of the project with the approval of HUD

CHRISTINE APARTMENTS, L.P.                                  $  116,100   $  116,000
This loan is noninterest bearing and has no set repayment
terms

(ii) Long-term notes payable consist of the following:

CREATIVE CHOICE HOMES II, LTD                               $  500,000   $  500,000
This note bears interest at 12% payable monthly.
Principal on the loan is due and payable in full on
December 31, 2008.

PLAINSBORO HOUSING PARTNERS, L.P.                           $  663,572   $  692,818

This loan, dated December 11, 1992, accrues interest at a rate of 7.34% per annum on the outstanding principal balance for 20 years. Repayment of the principal and interest shall be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in December 2012.

Interest expense incurred on such long-term notes payable amounted to approximately $107,000, $113,000 and $117,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

D)  Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                              Year Ended December 31,
                                                               -----------------------------------------------------
                                                                     1999               1998               1997
                                                               ---------------    ---------------    ---------------
Financial statement net loss                                   $    (5,804,231)   $    (5,165,450)   $    (4,705,108)

Differences between depreciation and amortization
expense recorded for financial reporting purposes
and the accelerated cost recovery system utilized
for income tax purposes                                             (1,392,656)        (1,006,466)        (1,149,478)

Differences resulting from parent company having
a different fiscal year for income tax and
financial reporting purposes                                            58,644            274,161             15,857

Loss on impairment of assets                                                 0                  0            500,000

Other                                                                  209,033            362,544            (73,249)
                                                               ---------------    ---------------    ---------------

Net loss as shown on the income tax return for
the calendar year ended                                        $    (6,929,210)   $    (5,535,211)   $    (5,411,978)
                                                               ===============    ===============    ===============

NOTE 10 - Commitments and Contingencies

OLD PUBLIC LIMITED PARTNERSHIP

Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank").

The Second Amended Plan of Reorganization, as modified, was confirmed on February 18, 2000. Pursuant to the plan the Debtor affirmed its obligations to the Bank, paid the Bank on the Effective Date (ten days following confirmation)
(i) the arrearages due as to principal and interest through a cash infusion by the current limited partners of the Debtor, (ii) an additional sum of $50,000 and (iii) execution of a three-year nine percent note in the amount of $30,700 in

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

satisfaction of the Bank's accrued attorneys fees. As of March 31, 2000, the Partnership has advanced approximately $376,000.

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

a)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2000, uninsured cash and cash equivalents approximated $789,000.

b)  Letters of Credit

As of December 31, 1999, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                          Amount
-----------                        ---------
Development contingency            $  16,000
Operating deficit                    333,476
                                   ---------
                                   $ 349,476
                                   =========

c)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than % of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,979,284 and $11,977,461 Housing Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

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

Name                                Position
----                                --------
Stephen M. Ross                     Director

Michael Brenner                     President

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 54, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, was employed, prior to joining Related in December 1, 1990, by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                       Name and Address of       Amount and Nature of          Percentage
Title of Class         Beneficial Ownership      Beneficial Ownership           of Class
--------------         --------------------      --------------------          ----------
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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2000, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                          Amount and Nature of
Name of Beneficial Owner (1)              Beneficial Ownership           Percent of Class
------------------------                  --------------------           ----------------
Lehigh Tax Credit Partners, Inc.          6,846.30 (2) (3)                    8.9%

J. Michael Fried                          6,846.30 (2) (3) (4)                8.9%

Alan P. Hirmes                            6,846.30 (2) (3) (4)                8.9%

Stuart J. Boesky                          6,846.30 (2) (3) (4)                8.9%

Stephen M. Ross                           -                                     -

Michael Brenner                           -                                     -

Marc D. Schnitzer                         6,846.30 (2) (3) (4)                8.9%

Denise L. Kiley                           6,846.30 (2) (3) (4)                8.9%

Glenn F. Hopps                            -                                     -

Teresa Wicelinski                         -                                     -

All directors and executive officers      6,846.30 (2) (3) (4)                8.9%
of the general partner of the
Related General Partner as a group
(ten persons)

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

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2000, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------


(a) 1.   Financial Statements

         Independent Auditors' Report                                    14

         Consolidated Balance Sheets at March 31, 2000 and 1999          75

         Consolidated Statements of Operations for the Years Ended
         March 31, 2000, 1999 and 1998                                   76

         Consolidated  Statements  of Changes in  Partners'  Capital
         (Deficit)  for the Years Ended March 31, 2000, 1999 and 1998    77

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2000, 1999 and 1998                                   78

         Notes to Consolidated Financial Statements                      80

(a) 2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                   102

         Schedule I- Condensed Financial Information of Registrant      103

         Schedule III - Real Estate and Accumulated Depreciation        106

(a) 3.   EXHIBITS

(3A)     Form of Amended and Restated Agreement of Limited
         Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B) Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
         Interests*

(10C)    Form of Amended and Restated Agreement of Limited
         Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                  99

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

(27)     Financial Data Schedule (filed herewith)                       109

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (continued)

                                                                Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)          of Organization
         ------------------------------                       ---------------

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


                   INDEPENDENCE TAX CREDIT PLUS L.P.
                              (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    its General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    a General Partner



Date:  June 9, 2000                 By: /s/ MICHAEL BRENNER
                                        -------------------
                                        Michael Brenner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                        Title                           Date
-------------------    -------------------------------------     ------------

                       President and Chief Executive Officer
/s/ Michael Brenner    (principal executive officer)
-------------------    of Related Independence Associates Inc.   June 9, 2000
Michael Brenner

                       Senior Vice President
/s/ Alan P. Hirmes     (principal financial officer)
-------------------    of Related Independence Associates Inc.   June 9, 2000
Alan P. Hirmes

                       Treasurer
/s/ Glenn F. Hopps     (principal accounting officer) of
-------------------    Related Independence Associates Inc.      June 9, 2000
Glenn F. Hopps


/s/ Stephen M. Ross    Director of
-------------------    Related Independence Associates Inc.      June 9, 2000
Stephen M. Ross

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries included in the Form 10-K as presented in our opinion dated June 8, 2000 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III at March 31, 2000. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 8, 2000

                           INDEPENDENCE TAX CREDIT PLUS L.P.
                                       SCHEDULE I
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                                CONDENSED BALANCE SHEETS


                                        ASSETS
                                                                                March 31,
                                                                   ------------------------------
                                                                           2000            1999
                                                                   -------------     ------------
Cash and cash equivalents                                           $     17,570     $     20,997
Advances and investment in subsidiary partnerships                    38,904,862       43,297,860
Cash held in escrow                                                      292,000          296,700
Other assets                                                             131,800          131,800
                                                                     -----------      -----------

Total assets                                                        $ 39,346,232     $ 43,747,357
                                                                     ===========      ===========


                             LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                                   $     60,360     $     68,863
Due to general partners and affiliates                                 3,226,368        1,779,164
                                                                     -----------      -----------

Total liabilities                                                      3,286,728        1,848,027

Partners' capital**                                                   36,059,504       41,899,330
                                                                     -----------      -----------

Total liabilities and partners' capital                             $ 39,346,232     $ 43,747,357
                                                                     ===========      ===========



Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.

**Condensed partners' capital includes $729,865 and $765,280 of related party income at March 31, 2000 and 1999, respectively.

                          INDEPENDENCE TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                           CONDENSED STATEMENTS OF OPERATIONS

                                                                   Year Ended March 31,
                                                     --------------------------------------------
                                                          2000            1999            1998
                                                     ------------   ------------     ------------
Revenues                                             $      8,421   $      8,948     $     12,468
                                                     ------------   ------------     ------------

Expenses

Administrative and management                             242,889        294,373          113,897
Administrative and management-related parties           1,017,662      1,022,194          195,804
                                                     ------------   ------------     ------------

Total expenses                                          1,260,551      1,316,567          309,701
                                                     ------------   ------------     ------------

Loss from operations                                   (1,252,130)    (1,307,619)        (297,233)

Equity in loss of subsidiary partnerships              (4,587,696)    (3,893,426)      (4,443,470)
                                                     ------------   ------------     ------------

Net loss                                             $ (5,839,826)  $ (5,201,045)    $ (4,740,703)
                                                     ============   ============     ============

                             INDEPENDENCE TAX CREDIT PLUS L.P.
                                         SCHEDULE I
                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                             CONDENSED STATEMENTS OF CASH FLOWS
                                                                  Year Ended March 31,
                                                      -------------------------------------------
                                                          2000           1999             1998
                                                      -----------    -----------      -----------
Cash flows from operating activities:

Net loss                                              $(5,839,826)   $(5,201,045)     $(4,740,703)
                                                      -----------    -----------      -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in loss of subsidiary partnerships               4,587,696      3,893,426        4,443,470
(Decrease) increase in other liabilities                   (8,503)        66,560             (787)
Increase in due to general partner
  and affiliates                                        1,447,204      1,138,947          102,112
                                                      -----------    -----------      -----------

Total adjustments                                       6,026,397      5,098,933        4,544,795
                                                      -----------    -----------      -----------

Net cash provided by (used in) operating
  activities                                              186,571       (102,112)        (195,908)
                                                      -----------    -----------      -----------

Cash flows from investing activities:

Decrease in cash
  held in escrow-purchase price payments                    4,700         63,000          627,436
(Increase) in other assets                                      0           (414)               0
Investment in subsidiary partnerships                      (4,700)       (63,000)        (627,436)
Distributions from subsidiary partnerships                 33,844         66,408          142,589
Advances to subsidiary partnerships                      (223,842)       (62,330)          (8,138)
                                                      -----------    -----------      -----------

Net cash (used in) provided by
  investing activities                                   (189,998)         3,664          134,451
                                                      -----------    -----------      -----------

Net decrease in cash and cash equivalents                  (3,427)       (98,448)         (61,457)

Cash and cash equivalents, beginning of year               20,997        119,445          180,902
                                                      -----------    -----------      -----------

Cash and cash equivalents, end of year                $    17,570    $    20,997      $   119,445
                                                      ===========    ===========      ===========



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                  MARCH 31, 2000

                                                                                                   Gross Amount at which
                                                   Initial Cost to Partnership Cost Capitalized  Carried At Close of Period
                                                   ---------------------------  Subsequent to   ----------------------------
                                                                 Buildings and   Acquisition:              Buildings and
      Description                      Encumbrances     Land     Improvements    Improvements      Land    Improvements
-------------------------------------  ------------   ---------  -------------- ---------------  --------  -----------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                    $        0    $  137,450   $ 1,007,966  $    69,289      $ 140,813  $ 1,073,892
Old Public Limited Partnership
  Lawrenceburg, TN                        499,355        10,000     1,713,310       74,504         13,640    1,784,174
Lancaster Terrace Limited Partnership
  Salem, OR                             1,640,654       161,269     3,679,601       40,470        163,105    3,718,235
655 North Street Limited Partnership
  Baton Rouge, LA                       4,582,460       125,500     3,040,980    5,617,173        127,751    8,655,902
Landreth Venture
  Philadelphia, PA                      3,362,903         1,761     5,903,337       34,388          3,645    5,935,841
Homestead Apartments Associates Ltd.
  Homestead, FL                         3,511,000       329,402             0    5,943,165        340,868    5,931,699
Bethel Villa Associates, L.P.
  Wilmington, DE                        5,560,631       270,000     5,969,354    3,112,416        275,099    9,076,671
West Diamond Street Associates
  Philadelphia, PA                      1,576,000        30,829     3,444,649   (1,025,162)        32,414    2,417,902
Susquehanna Partners
  Philadelphia, PA                      1,865,209        16,000             0    3,993,864         17,585    3,992,279
Boston Bay Limited Partnership
  Boston, MA                            3,019,514       440,000     4,143,758      663,872        441,585    4,806,045
Morrant Bay Limited Partnership
  Boston, MA                            4,535,518       650,000     5,522,250      995,796        651,585    6,516,461
Hope Bay Limited Partnership
  Boston, MA                            1,413,265       225,000     1,435,185      531,590        226,585    1,965,190
Lares Apartments Limited Partnership
  Lares, PR                             4,475,513       137,000             0    5,521,639        151,585    5,507,054
Lajas Apartments Limited Partnership
  Lajas, PR                             4,127,621       110,090     4,952,929      145,332        111,675    5,096,676
Arlington-Rodeo Properties
  Los Angeles, CA                       3,543,123       624,052             0    5,024,507        625,637    5,022,922
Conifer Bateman Associates
  Lowville, NY                            996,394        15,000     2,525,729       63,390         16,585    2,587,534
Hampden Hall Associates, L.P.
  St. Louis, MO                         2,227,787             0             0    7,446,002          1,585    7,444,417
Chester Renaissance Associates
  Chester, PA                             853,000        33,667       168,333    1,773,823         42,153    1,933,670
Homestead Apartments II, LTD.
  Homestead, FL                         3,448,000       338,966             0    5,287,011        340,551    5,285,426


                                                                                            Life on which
                           Gross Amount at which                                            Depreciation in
                        Carried At Close of Period                   Year of                Latest Income
                        -------------------------- Accumulated     Construction/    Date      Statement is
                                       Total        Depreciation    Renovation    Acquired     Computed*
                        --------------------------  ------------   ------------- ---------- ---------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                     $ 1,214,705    $  279,526        1991      Dec. 1991   27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                        1,797,814       511,140        1991      Dec. 1991   27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                               3,881,340     1,241,122        1992      Feb. 1992   15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                         8,783,653     2,276,928        1992      Mar. 1992   27.5 years
Landreth Venture
  Philadelphia, PA                        5,939,486     1,139,600        1992      Mar. 1992   40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                           6,272,567     1,066,282        1992      Mar. 1992   40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                          9,351,770     2,216,772        1992      Apr. 1992   27.5 years
West Diamond Street Associates
  Philadelphia, PA                        2,450,316       441,921        1992      May 1992    40 years
Susquehanna Partners
  Philadelphia, PA                        4,009,864       711,950        1992      May 1992    20-40 years
Boston Bay Limited Partnership
  Boston, MA                              5,247,630     1,387,751        1991      Aug. 1992   27.5 years
Morrant Bay Limited Partnership
  Boston, MA                              7,168,046     1,899,606        1991      Aug. 1992   27.5 years
Hope Bay Limited Partnership
  Boston, MA                              2,191,775       569,310        1991      Aug. 1992   27.5 years
Lares Apartments Limited Partnership
  Lares, PR                               5,658,639     1,168,951        1992      Aug. 1992   40 years
Lajas Apartments Limited Partnership
  Lajas, PR                               5,208,351       976,400        1992      Aug. 1992   40 years
Arlington-Rodeo Properties
  Los Angeles, CA                         5,648,559     1,110,699        1992      Aug. 1992   27.5 years
Conifer Bateman Associates
  Lowville, NY                            2,604,119       722,631        1990      Aug. 1992   15-27.5 years
Hampden Hall Associates, L.P.
  St. Louis, MO                           7,446,002     1,781,243        1992      Sep. 1992   27.5 years
Chester Renaissance Associates
  Chester, PA                             1,975,823       323,959        1992      Sep. 1992   40 years
Homestead Apartments II, LTD.
  Homestead, FL                           5,625,977       868,282        1992      Oct. 1992   40 years




                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                  MARCH 31, 2000
                                   (continued)

                                                                                                   Gross Amount at which
                                                   Initial Cost to Partnership Cost Capitalized  Carried At Close of Period
                                                   ---------------------------  Subsequent to   ----------------------------
                                                                 Buildings and   Acquisition:              Buildings and
      Description                      Encumbrances     Land     Improvements    Improvements      Land    Improvements
-------------------------------------  ------------   ---------  -------------- ---------------  --------  -----------------
Apartment Complexes

P.S. 157 Associates, L.P.
  New York, NY                                  0        36,500     9,350,642       76,382         38,085    9,425,439
Cloisters Limited Partnership II
  Philadelphia, PA                              0        35,160             0    9,548,955         36,745    9,547,370
Creative Choice Homes II, LTD.
  Opa-Locka, FL                        10,821,045             0             0   21,433,650        574,637   20,859,013
Milford Crossing Associates L.P. (**)
  Milford, DE                           2,550,487       203,006             0    4,374,192        115,519    4,461,679
BX-7F Associates, L.P.
  Bronx, NY                             3,533,881             4     5,705,064       55,643          2,178    5,766,905
Los Angeles Limited Partnership
  Rio Piedras, PR                       3,747,077       201,210             0    6,609,917        203,384    6,607,743
Christine Apartments, L.P.
  Buffalo, NY                           1,245,000        10,000     2,351,072       83,267         13,174    2,431,165
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                        4,018,375       800,000             0    8,851,487        802,174    8,849,313
Rolling Green Associates, L.P.
  Syracuse, NY                         15,305,000       180,000    19,583,101      467,349        182,174   20,048,276
                                       ----------     ---------    ----------  -----------      --------- ------------

                                      $92,458,812    $5,121,866   $80,497,260  $96,813,911     $5,692,516 $176,748,893
                                      ===========    ==========   ===========  ===========     ========== ============


                                                                                            Life on which
                           Gross Amount at which                                            Depreciation in
                        Carried At Close of Period                   Year of                Latest Income
                        -------------------------- Accumulated     Construction/    Date      Statement is
                                       Total        Depreciation    Renovation    Acquired     Computed*
                        --------------------------  ------------   ------------- ---------- ---------------
P.S. 157 Associates, L.P.
  New York, NY                             9,463,524     1,702,351        1992      Nov 1992    40 years
Cloisters Limited Partnership II
  Philadelphia, PA                         9,584,115     1,607,119        1992      Nov 1992    40 years
Creative Choice Homes II, LTD.
  Opa-Locka, FL                           21,433,650     3,413,721        1988      Dec 1992    40 years
Milford Crossing Associates L.P. (**)
  Milford, DE                              4,577,198     1,181,138        1992      Dec. 1992   27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                5,769,083     1,034,982        1993      Jan. 1993   40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                          6,811,127     1,110,662        1994      Apr. 1993   40 years
Christine Apartments, L.P.
  Buffalo, NY                              2,444,339       570,590        1993      June 1993   27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                           9,651,487     1,800,727        1994      July 1993   27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                            20,230,450     5,149,030        1992      Oct. 1993   27.5 years
                                        ------------   -----------

                                        $182,441,409   $38,264,393
                                        ============   ===========



* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
** During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                 SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                  MARCH 31, 2000
                                   (continued)

                                                         Cost of Property and Equipment
                                        ---------------------------------------------------------
                                                              Year Ended March 31,
                                        ---------------------------------------------------------
                                               2000                1999                 1998
                                        ----------------    ----------------     ----------------
Balance at beginning of period          $182,110,698        $182,292,458         $183,169,973

Additions during period:
Improvements                                 375,405             236,795              316,410
Depreciation expense
Deductions during period:

Dispositions                                 (44,694)           (418,555)             (95,072)
Loss on impairment                                 0                   0           (1,098,853)
                                        ----------------    ----------------     ----------------

Balance at close of period              $182,441,409        $182,110,698         $182,292,458
                                        ================    ================     ================


                                                          Accumulated Depreciation
                                        ---------------------------------------------------------
                                                              Year Ended March 31,
                                        ---------------------------------------------------------
                                                2000                 1999                1998
                                        ----------------    ----------------     ----------------
Balance at beginning of period             $32,535,934         $26,761,173          $21,272,068

Additions during period:
Improvements
Depreciation expense                         5,773,153           5,794,508            6,087,958
Deductions during period:

Dispositions                                   (44,694)            (19,747)                   0
Loss on impairment                                   0                   0             (598,853)
                                        ----------------    ----------------          -----------

Balance at close of period                 $38,264,393         $32,535,932          $26,761,173
                                        ================    ================     ================



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