Form 10-Q
period 2000-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2000-07-26
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                ============= =============
                                                   JUNE 30,     MARCH 31,
                                                     2000         2000
                                                ------------- -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $39,613,818and $38,264,393,
  respectively                                   $142,942,412  $144,177,016
Cash and cash equivalents                           1,897,346     2,256,497
Cash held in escrow                                 9,276,711     9,140,249
Deferred costs, net of accumulated
  amortization of $1,032,406
  and $956,312, respectively                        1,991,977     2,025,646
Other assets                                        1,696,278     1,763,384
                                                ------------- -------------
Total assets                                     $157,804,724  $159,362,792
                                                ============= =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                           $ 98,929,700  $ 92,458,812
Construction note payable                                   0     6,740,018
Accounts payable and other liabilities              8,895,270     9,058,332
Due to local general partners and
  affiliates                                        5,592,417     5,821,007
Due to general partner and affiliates               3,799,955     3,542,200
                                                ------------- -------------
Total liabilities                                 117,217,342   117,620,369
                                                ------------- -------------

Minority interest                                   6,404,861     6,412,604
                                                ------------- -------------

Partners' capital (deficit):
Limited partners (76,786 BACs
  issued and outstanding)                          34,523,570    35,659,395
General partner                                      (341,049)     (329,576)
                                                ------------- -------------
Total partners' capital (deficit)                  34,182,521    35,329,819
                                                ------------- -------------
Total liabilities and partners'
  capital (deficit)                              $157,804,724  $159,362,792
                                                ============= =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           ==================
                                           THREE MONTHS ENDED
                                                JUNE 30,
                                           ------------------
                                           2000          1999
                                           ------------------
Revenues
Rental income                         $ 4,848,972    $  4,818,924
Other income                              114,226         133,256
                                     ------------    ------------
                                        4,963,198       4,952,180
                                     ------------    ------------
Expenses
General and administrative                906,563         842,439
General and administrative-
  related parties (Note 2)                511,262         489,347
Repairs and maintenance                   822,523         716,882
Operating                                 672,228         677,355
Taxes                                     326,974         336,514
Insurance                                 211,729         209,375
Financial, principally interest         1,241,441       1,268,676
Depreciation and amortization           1,425,519       1,471,149
                                       ----------      ----------
Total expenses                          6,118,239       6,011,737
                                       ----------      ----------

Net loss before minority interest      (1,155,041)     (1,059,557)
Minority interest in loss of
  subsidiaries                              7,743           4,895
                                     ------------    ------------

Net loss                              $(1,147,298)    $(1,054,662)
                                      ============   ==============

Net loss - limited partners           $(1,135,825)    $(1,044,115)
                                      ============   ==============

Number of BACs outstanding                 76,786          76,786
                                     ============   =============

Net loss per BAC                      $    (14.79)    $    (13.60)
                                     =============  =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                  ================================
                                              LIMITED      GENERAL
                                  TOTAL       PARTNERS     PARTNER
                                  --------------------------------
Partners' capital
  (deficit)
  April 1, 2000                $35,329,819   $35,659,395    $(329,576)

Net loss                        (1,147,298)   (1,135,825)     (11,473)
                               -----------   -----------    ---------

Partners' capital
  (deficit)
  June 30,
  2000                         $34,182,521   $34,523,570    $(341,049)
                                ==========    ==========     =========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                             =========================
                                               THREE MONTHS ENDED
                                                   JUNE 30,
                                             -------------------------
                                               2000            1999
                                             -------------------------
Cash flows from operating activities:
Net loss                                   $(1,147,298)  $(1,054,662)
                                           ------------  ------------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                1,425,519     1,471,149
Minority interest in loss of
  subsidiaries                                  (7,743)       (4,895)
Increase in due to general
  partner and affiliates                       257,755       275,482
(Decrease) increase in accounts
  payable and other liabilities               (163,062)      482,389
Decrease (increase) in other assets             67,106       (80,899)
(Increase) decrease in cash held
  in escrow                                   (204,162)      162,318
                                           -----------   -----------
Total adjustments                            1,375,413     2,305,544
                                           -----------   -----------

Net cash provided by
  operating activities                         228,115     1,250,882
                                           -----------   -----------

Cash flows from investing activities:
Increase in property and
  equipment                                   (114,821)     (630,328)
Decrease in cash held in escrow                 67,700        63,000
Increase in due to local general
  partners and affiliates                       19,511         1,478
Decrease in due to local general
  partners and affiliates                     (248,101)     (228,861)
                                           ------------   -----------

Net cash used in
  investing activities                        (275,711)     (794,711)
                                          -------------   -------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (Continued)


                                             =========================
                                               THREE MONTHS ENDED
                                                   JUNE 30,
                                             -------------------------
                                               2000            1999
                                             -------------------------
Cash flows from financing activities:
Proceeds from mortgage notes payable          6,889,970             0
Repayment of mortgage notes                    (419,082)     (419,576)
Repayment of construction loan
  payable                                    (6,740,018)            0
Increase in deferred costs                      (42,425)            0
                                             -----------     ---------

  Net cash used in financing activities        (311,555)     (419,576)
                                             -----------     ---------
Net (decrease) increase in cash
  and cash equivalents                         (359,151)       36,595

Cash and cash equivalents at
  beginning of period                         2,256,497     1,781,472
                                             -----------     ---------

Cash and cash equivalents at
  end of period                              $1,897,346    $1,818,067
                                             ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $5,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                             THREE MONTHS ENDED
                                                    JUNE 30,
                                            --------------------
                                             2000          1999
                                            --------------------
Partnership management fees (a)          $  220,000     $  220,000
Expense reimbursement (b)                    31,741         23,000
Local administrative fee (c)                 20,000         18,000
                                         ----------     ----------
Total general and administrative-
  General Partner                           271,741        261,000
                                         ----------     ----------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners            239,521        228,347
                                         ----------     ----------
Total general and administrative-
  related parties                        $  511,262     $  489,347
                                         ==========     ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,519,000 and $2,299,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000. Without the General Partner's

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)



advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Note 3 - Mortgage Note Payable

P.S. 157 ASSOCIATES, L.P. ("P.S. 157")
On March 14, 2000, P.S. 157 refinanced its construction loans and converted them into three permanent mortgage loans. The first loan, with a principal balance of $1,834,000, bears interest at 7.97% and required monthly payments of principal and interest through maturity by March 1, 2015. The second loan, with a principal balance of $2,838,070, bears interest at 1% and requires monthly payments of principal and interest for the first 15 years; principal and interest at 6.875% payable monthly for 1 year and then principal and interest at
 .113% payable monthly through maturity on March 1, 2030. The third loan, with a principal balance of $2,217,900, bears interest at 1% with no payments due until April 1, 2016. The construction loan in the amount of $6,740,018 was paid off.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)



Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include cash distributions from the operations of the Local Partnerships. These funds, which remain immaterial, are available to meet obligations of the Partnership.

As of June 30, 2000, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $292,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $360,000 during the three months ended June 30, 2000 due to repayments of mortgage and construction loans payable ($7,159,000), an increase in deferred costs ($42,000), acquisition of property and equipment ($115,000) and a net decrease in due to local general partners and affiliates ($229,000) which exceeded a decrease in cash held in escrow ($68,000) relating to investing activities, proceeds from mortgage notes payable ($6,890,000) and cash provided by operating activities ($228,000). Included in the adjustments to reconcile the net loss to cash flow provided by operations is depreciation and amortization ($1,426,000).

The working capital reserve at June 30, 2000 was approximately $30,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $46,000 and $14,000 were received during the three months ended June 30, 2000 and 1999, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,519,000 and $2,299,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS
The Partnership's results of operations for the three months ended June 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

Other income decreased approximately $19,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to lease cancellation fees and late fees received in the first quarter of 1999 at three Local Partnerships.

Total expenses, excluding repairs and maintenance remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

Repairs and maintenance increased approximately $106,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in cleaning contracts and decorating expenses at one Local Partnership and an increase in trash removal and repairs payroll at a second Local Partnership.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)


                    By: RELATED INDEPENDENCE
                        ASSOCIATES L.P., General Partner

                    By: RELATED INDEPENDENCE
                        ASSOCIATES INC., General Partner


Date:  July 25, 2000

                    By:/s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       Senior Vice President
                       (principal financial officer)

Date:  July 25, 2000

                    By:/s/ Glenn F. Hopps
                       ------------------
                       Glenn F. Hopps,
                       Treasurer
                       (principal accounting officer)