Form 10-Q
period 2000-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2000-10-25
CIK 869615

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                         PART I - Financial Information
Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                ============       ============
                                                September 30,        March 31,
                                                     2000              2000
                                                ------------       ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $41,014,296 and $38,264,393,
  respectively                                  $141,652,511      $144,177,016
Cash and cash equivalents                          1,638,982         2,256,497
Cash held in escrow                                9,296,873         9,140,249
Deferred costs, net of accumulated
  amortization of $1,120,464
  and $956,312, respectively                       1,903,919         2,025,646
Other assets                                       1,706,168         1,763,384
                                                 -----------       -----------
Total assets                                    $156,198,453      $159,362,792
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                          $ 98,373,953      $ 92,458,812
Construction note payable                                  0         6,740,018
Accounts payable and other liabilities             8,956,939         9,058,332
Due to local general partners and
  affiliates                                       5,559,193         5,821,007
Due to general partner and affiliates              4,133,297         3,542,200
                                                 -----------       -----------
Total liabilities                                117,023,382       117,620,369
                                                 -----------       -----------

Minority interest                                  6,335,987         6,412,604
                                                 -----------       -----------

Partners' capital (deficit):
Limited partners (76,786 BACs
  issued and outstanding)                         33,193,567        35,659,395
General partner                                     (354,483)         (329,576)
                                                 -----------       -----------
Total partners' capital (deficit)                 32,839,084        35,329,819
                                                 -----------       -----------
Total liabilities and partners'
  capital (deficit)                             $156,198,453      $159,362,792
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ==========================    ==========================
                          Three Months Ended            Six Months Ended
                             September 30,                 September 30,
                      --------------------------    --------------------------
                         2000           1999*          2000           1999*
                      --------------------------    --------------------------
Revenues
Rental income        $  4,875,945   $  4,978,699   $  9,724,917   $  9,797,623
Other income              172,875        153,745        287,101        287,001
                      -----------    -----------    -----------    -----------
                        5,048,820      5,132,444     10,012,018     10,084,624
                      -----------    -----------    -----------    -----------
Expenses
General and
  administrative          943,821      1,074,345      1,850,384      1,916,784
General and
  administrative-
  related parties
  (Note 2)                500,177        495,188      1,011,439        984,535
Repairs and
  maintenance           1,079,397        891,831      1,901,920      1,608,713
Operating                 651,857        643,371      1,324,085      1,320,726
Taxes                     331,243        322,055        658,217        658,569
Insurance                 181,924        191,752        393,653        401,127
Financial,
  principally
  interest              1,218,207      1,230,684      2,459,648      2,499,360
Depreciation and
  amortization          1,488,536      1,489,113      2,914,055      2,960,262
                      -----------    -----------    -----------    -----------
Total expenses          6,395,162      6,338,339     12,513,401     12,350,076
                      -----------    -----------    -----------    -----------

Net loss before
  minority interest    (1,346,342)    (1,205,895)    (2,501,383)    (2,265,452)
Minority interest
  in loss of
  subsidiaries              2,905          5,605         10,648         10,500
                      -----------    -----------    -----------    -----------

Net loss             $ (1,343,437)  $ (1,200,290)  $ (2,490,735)  $ (2,254,952)
                      ===========    ===========    ===========    ===========

Net loss - limited
  partners           $ (1,330,003)  $ (1,188,287)  $ (2,465,828)  $ (2,232,402)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              76,786         76,786         76,786         76,786
                      ===========    ===========    ===========    ===========

Net loss per BAC     $     (17.32)  $     (15.47)  $     (32.11)  $     (29.07)
                      ===========    ===========    ===========    ===========

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                            =================================================
                                                  Limited            General
                                Total             Partners           Partner
                            -------------------------------------------------
Partners' capital
  (deficit)
  April 1, 2000              $35,329,819         $35,659,395         $(329,576)

Net loss                      (2,490,735)         (2,465,828)          (24,907)
                              ----------          ----------          --------

Partners' capital
  (deficit)
  September 30,
  2000                       $32,839,084         $33,193,567         $(354,483)
                              ==========          ==========          ========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 ==============================
                                                         Six Months Ended
                                                           September 30,
                                                     2000              1999
                                                 ------------------------------
Cash flows from
operating activities:
Net loss                                         $(2,490,735)      $(2,254,952)
                                                   ---------         ---------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                      2,914,055         2,960,262
Minority interest in loss of
  subsidiaries                                       (10,648)          (10,500)
Increase in due to general
  partner and affiliates                             591,097           601,307
(Decrease) increase in accounts
  payable and other liabilities                     (101,393)        1,236,131
Decrease (increase) in other assets                   57,216          (149,941)
Increase in cash held in escrow                     (224,324)         (370,343)
                                                   ---------         ---------
Total adjustments                                  3,226,003         4,266,916
                                                   ---------         ---------

Net cash provided by
  operating activities                               735,268         2,011,964
                                                   ---------         ---------

Cash flows from investing activities:
Increase in property and
  equipment                                         (225,398)         (643,928)
Decrease in cash held in escrow                       67,700            63,000
Decrease in due to local general
  partners and affiliates                           (261,814)         (240,492)
                                                   ---------         ---------

Net cash used in
  investing activities                              (419,512)         (821,420)
                                                   ---------         ---------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 ==============================
                                                         Six Months Ended
                                                           September 30,
                                                     2000              1999
                                                 ------------------------------
Cash flows from financing activities:
Proceeds from mortgage notes payable               6,889,970                 0
Repayment of mortgage notes                         (974,829)         (973,327)
Repayment of construction loan
  payable                                         (6,740,018)                0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                  (65,969)           (2,232)
Increase in deferred costs                           (42,425)                0
                                                   ---------         ---------

  Net cash used in financing activities             (933,271)         (975,559)
                                                   ---------         ---------

Net (decrease) increase in cash
  and cash equivalents                              (617,515)          214,985

Cash and cash equivalents at
  beginning of period                              2,256,497         1,781,472
                                                   ---------         ---------

Cash and cash equivalents at
  end of period                                   $1,638,982        $1,966,457
                                                   =========         =========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $7,000 and $14,000 and $12,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:

                            Three Months Ended           Six Months Ended
                              September 30,                 September 30,
                         -----------------------     -------------------------
                            2000         1999            2000           1999
                         -----------------------     -------------------------
Partnership manage-
  ment fees (a)          $220,000       $220,000     $  440,000       $440,000
Expense reimburse-
  ment (b)                 36,714         27,485         68,455         50,485
Local administra-
  tive fee (c)             20,000         18,000         40,000         36,000
                          -------        -------      ---------        -------
Total general and
  administrative-
  General Partner         276,714        265,485        548,455        526,485
                          -------        -------      ---------        -------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners        223,463        229,703        462,984        458,050
                          -------        -------      ---------        -------
Total general and
  administrative-
  related parties        $500,177       $495,188     $1,011,439       $984,535
                          =======        =======      =========        =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,739,000 and $2,299,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Note 3 - Mortgage Note Payable

P.S. 157 ASSOCIATES, L.P. ("P.S. 157")
On March 14, 2000, P.S. 157 refinanced its construction loans and converted them into three permanent mortgage loans. The first loan, with a principal balance of $1,834,000, bears interest at 7.97% and requires monthly payments of principal and interest through maturity by March 1, 2015. The second loan, with a principal balance of $2,838,070, bears interest at 1% and requires monthly payments of principal and interest for the first 15 years; principal and

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

interest at 6.875% payable monthly for 1 year and then, principal and interest at .113% payable monthly through maturity on March 1, 2030. The third loan, with a principal balance of $2,217,900, bears interest at 1% with no payments due until April 1, 2016. The construction loan in the amount of $6,740,018 was satisfied.

Note 4 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These funds, which remain immaterial, are available to meet obligations of the Partnership.

As of September 30, 2000, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $292,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $618,000 during the six months ended September 30, 2000 due to repayments of mortgage and construction loans payable ($7,715,000), an increase in deferred costs ($42,000), acquisition of property and equipment ($225,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($66,000) and a decrease in due to local general partners and affiliates ($262,000) which exceeded a decrease in cash held in escrow relating to investing activities ($68,000), proceeds from mortgage notes payable ($6,890,000) and cash provided by operating activities ($735,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($2,914,000).

The working capital reserve at September 30, 2000 was approximately $2,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $46,000 and $14,000 were received during the six months ended September 30, 2000 and 1999, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,739,000 and $2,299,000 were ac-crued and unpaid as of September 30, 2000 and March 31, 2000, respectively (see
Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty-eight Local Part-nerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with decreases of approximately 2% and 1% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

Other income increased approximately $19,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to the forfeiture of security deposits and an increase in laundry income received in the second quarter of 2000 at one Local Partnership as well as small increases at three other Local Partnerships.

Total expenses, excluding repairs and maintenance and general and administrative remained fairly consistent with a decrease of less than 1% and approximately 1% for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

Repairs and maintenance increased approximately $188,000 and $293,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to the replacement of doors and the purchase of new appliances at one Local Partnership, roof repairs and replacement of water heaters at a second Local Partnership and increased plumbing, electrical, flooring and cleaning expenses due to hurricane damage at a third Local Partnership.

General and administrative decreased approximately $131,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to a decrease in legal fees at the Partnership level.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  None.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES INC., General Partner


Date:  October 25, 2000

                          By: /s/ Alan P. Hirmes
                             -------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  October 25, 2000

                          By: /s/ Glenn F. Hopps
                             -------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)