Form 10-Q
period 2000-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2001-01-22
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                            13-3589920
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK               10022
--------------------------------------          --------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information
Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                -------------    -------------
                                                 December 31,    March 31,
                                                    2000              2000
                                                -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $42,428,383 and $38,264,393,
  respectively                                  $ 140,258,382    $ 144,177,016
Cash and cash equivalents                           1,996,765        2,256,497
Cash held in escrow                                 9,491,023        9,140,249
Deferred costs, net of accumulated
  amortization of $1,194,843
  and $956,312, respectively                        1,829,540        2,025,646
Other assets                                        1,874,363        1,763,384
                                                -------------    -------------
Total assets                                    $ 155,450,073    $ 159,362,792
                                                =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
Mortgage notes payable                          $  97,856,753    $  92,458,812
Construction note payable                                   0        6,740,018
Accounts payable and other liabilities              9,707,523        9,058,332
Due to local general partners and
  affiliates                                        5,556,052        5,821,007
Due to general partner and affiliates               4,480,689        3,542,200
                                                -------------    -------------
Total liabilities                                 117,601,017      117,620,369
                                                -------------    -------------

Minority interest                                   6,254,677        6,412,604
                                                -------------    -------------
Partners' capital (deficit):
Limited partners (76,786 BACs
  issued and outstanding)                          31,961,309       35,659,395
General partner                                      (366,930)        (329,576)
                                                -------------    -------------
Total partners' capital (deficit)                  31,594,379       35,329,819
                                                -------------    -------------
Total liabilities and partners'
  capital (deficit)                             $ 155,450,073    $ 159,362,792
                                                =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                            ----------------------------    ----------------------------
                                 Three Months Ended               Nine Months Ended
                                     December 31,                    December 31,
                            ----------------------------    ----------------------------
                                2000            1999*           2000            1999*
                            ----------------------------    ----------------------------
Revenues
Rental income               $  4,888,376    $  4,920,160    $ 14,613,293    $ 14,717,783
Other income                     216,745         169,361         503,846         456,362
                            ------------    ------------    ------------    ------------
                               5,105,121       5,089,521      15,117,139      15,174,145
                            ------------    ------------    ------------    ------------
Expenses
General and
  administrative                 839,723         905,545       2,690,107       2,822,329
General and
  administrative-
  related parties
  (Note 2)                       511,543         504,395       1,522,982       1,488,930
Repairs and
  maintenance                  1,021,300       1,092,781       2,961,710       2,701,494
Operating                        561,667         584,881       1,847,262       1,905,607
Taxes                            329,262         326,492         987,479         985,061
Insurance                        191,205         206,748         584,858         607,875
Financial,
  principally
  interest                     1,408,648       1,467,040       3,868,296       3,966,400
Depreciation and
  amortization                 1,488,466       1,541,143       4,402,521       4,501,405
                            ------------    ------------    ------------    ------------
Total expenses                 6,351,814       6,629,025      18,865,215      18,979,101
                            ------------    ------------    ------------    ------------

Net loss before
  minority interest           (1,246,693)     (1,539,504)     (3,748,076)     (3,804,956)
Minority interest
  in loss of
  subsidiaries                     1,988           3,137          12,636          13,637
                            ------------    ------------    ------------    ------------

Net loss                    $ (1,244,705)   $ (1,536,367)   $ (3,735,440)   $ (3,791,319)
                            ============    ============    ============    ============

Net loss - limited
  partners                  $ (1,232,258)   $ (1,521,003)   $ (3,698,086)   $ (3,753,406)
                            ============    ============    ============    ============

Number of BACs
  outstanding                     76,786          76,786          76,786          76,786
                            ============    ============    ============    ============

Net loss per BAC            $     (16.05)   $     (19.81)   $     (48.16)   $     (48.88)
                            ============    ============    ============    ============

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                       --------------------------------------------
                                         Limited         General
                           Total         Partners        Partner
                       --------------------------------------------
Partners' capital
  (deficit)
  April 1, 2000        $ 35,329,819    $ 35,659,395    $   (329,576)

Net loss                 (3,735,440)     (3,698,086)        (37,354)
                       ------------    ------------    ------------

Partners' capital
  (deficit)
  December 31, 2000    $ 31,594,379    $ 31,961,309    $   (366,930)
                       ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                ----------------------------
                                                     Nine Months Ended
                                                         December 31,
                                                ----------------------------
                                                    2000            1999
                                                ----------------------------
Cash flows from operating activities:
Net loss                                        $ (3,735,440)   $ (3,791,319)
                                                ------------    ------------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                      4,402,521       4,501,405
Minority interest in loss of
  subsidiaries                                       (12,636)        (13,637)
Increase in due to general
  partner and affiliates                             938,489       1,006,288
Increase in accounts
  payable and other liabilities                      649,191       1,959,260
Increase in other assets                            (110,979)       (255,363)
Increase in cash held
  in escrow                                         (418,474)       (766,865)
                                                ------------    ------------
Total adjustments                                  5,448,112       6,431,088
                                                ------------    ------------

Net cash provided by
  operating activities                             1,712,672       2,639,769
                                                ------------    ------------

Cash flows from investing activities:
Increase in property and
  equipment                                         (245,356)       (644,710)
Decrease in cash held in escrow                       67,700          63,000
Increase in due to local general
  partners and affiliates                             38,550           7,376
Decrease in due to local general
  partners and affiliates                           (303,505)       (243,343)
                                                ------------    ------------

Net cash used in investing activities               (442,611)       (817,677)
                                                ------------    ------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                ----------------------------
                                                     Nine Months Ended
                                                         December 31,
                                                ----------------------------
                                                    2000            1999
                                                ----------------------------

Cash flows from financing activities:
Proceeds from mortgage note payable                6,889,970               0
Repayment of mortgage notes                       (1,492,029)     (1,437,548)
Repayment of construction loan
  payable                                         (6,740,018)              0
Increase in deferred costs                           (42,425)              0
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (145,291)         (2,232)
                                                ------------    ------------

  Net cash used in financing activities           (1,529,793)     (1,439,780)
                                                ------------    ------------

Net (decrease) increase in cash
  and cash equivalents                              (259,732)        382,312

Cash and cash equivalents at
  beginning of period                              2,256,497       1,781,472
                                                ------------    ------------

Cash and cash equivalents at
  end of period                                 $  1,996,765    $  2,163,784
                                                ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends
December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $9,000 and $24,000 and $21,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective sub-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

sidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999. However, the operating results for the nine months ended
December 31, 2000 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                              Three Months Ended         Nine Months Ended
                                  December 31,              December 31,
                            ----------------------    -----------------------
                               2000         1999         2000         1999
                            -----------------------   -----------------------
Partnership manage-
  ment fees (a)             $  220,000   $  220,000   $  660,000   $  660,000
Expense reimburse-
  ment (b)                      51,433       49,571      119,888      100,056
Local administra-
  tive fee (c)                  20,000       18,000       60,000       54,000
                            ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner              291,433      287,571      839,888      814,056
                            ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners             220,110      216,824      683,094      674,874
                            ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties           $  511,543   $  504,395   $1,522,982   $1,488,930
                            ==========   ==========   ==========   ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,959,000 and $2,299,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Note 3 - Mortgage Note Payable

P.S. 157 ASSOCIATES, L.P. ("P.S. 157")
On March 14, 2000, P.S. 157 refinanced its construction loans and converted them into three permanent mortgage loans. The first loan, with a principal balance of $1,834,000, bears interest at 7.97% and requires monthly payments of principal and interest through maturity by March 1, 2015. The second loan, with a principal balance of $2,838,070, bears interest at 1% and requires monthly payments of principal and

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

interest for the first 15 years; principal and interest at 6.875% payable monthly for 1 year and then, principal and interest at .113% payable monthly through maturity on March 1, 2030. The third loan, with a principal balance of $2,217,900, bears interest at 1% with no payments due until April 1, 2016. The construction loan in the amount of $6,740,018 was satisfied.

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

As of December 31, 2000, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $292,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $260,000 during the nine months ended December 31, 2000 due to repayments of mortgage and construction loans payable ($8,232,000), an increase in deferred costs ($42,000), acquisition of property and equipment ($245,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($145,000) and a decrease in due to local general partners and affiliates ($265,000) which exceeded a decrease in cash held in escrow relating to investing activities ($68,000), proceeds from mortgage notes payable ($6,890,000) and cash provided by operating activities ($1,713,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,403,000).

The working capital reserve at December 31, 2000 was approximately $2,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $46,000 and $14,000 were received during the nine months ended December 31, 2000 and 1999, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $2,959,000 and $2,299,000 were ac-crued and unpaid as of December 31, 2000 and March 31, 2000, respectively (see
Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of mortgage notes payable, see Note 3 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see Note 4 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of the existing contingency is not anticipated to impact future results of operations, liquidity or financial condition's in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and nine months ended December 31, 2000 and 1999 consisted primarily of the results of the Partnership's investment in twenty-eight Local

Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with decreases of less than 1% for both the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

Other income increased approximately $47,000 for both the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to escrow interest received in the third quarter of 2000 at one Local Partnership as well as small increases at three other Local Partnerships.

Total expenses remained fairly consistent with decreases of approximately 4% and 1% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES INC., General Partner


Date:  January 19, 2001

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date:  January 19, 2001

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)