Form 10-K
period 2001-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2001-06-14
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                        OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20476

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                         ---------------------------------
              (Exact name of registrant as specified in its charter)

            Delaware                                              13-3589920
-----------------------------------------                       ---------------

(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                          --------------
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

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                          THE "SAFE HARBOR" PROVISIONS OF
               THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I

Item 1.  Business.

General
-------

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

The Partnership's was formed to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The partnership investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2001, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2001, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds have been invested in Local Partnerships of which approximately $92,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See Item 2, Properties, below.

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

Competition
-----------
The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
---------
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2001. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.




                           Local Partnership Schedule
                           --------------------------

Name and Location                                  %  of  Units  Occupied  at May 1,
                                                     -------------------------------

(Number of Units)                   Date Acquired    2001   2000  1999   1998   1997
-----------------                   -------------    ----   ----  ----   ----   ----

Harbor Court Limited Partnership    December 1991    100%    98%    95%   93%    98%
Staten Island, NY (40)

Old Public Limited Partnership      December 1991     85%    48%    87%   80%    76%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership February 1992     91%    97%   99%    97% 98%
Salem, OR (104)

655 North Street Limited Partnership    March 1992     85%    80%   74%    81%   84%
Baton Rouge, LA (195)

Landreth Venture                    March 1992        90%    90%    90%   94%    94%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd. March 1992     98%    96%   94%    91%      94%
Homestead, FL (123)

Bethel Villa Associates, L.P.       April 1992        99%    96%   100%  100%   100%
Wilmington, DE (150)

West Diamond Street Associates      May 1992          96%   100%    93%  100%    89%
Philadelphia, PA (28)

Susquehanna Partners                May 1992         100%    85%    87%   94%    96%
Philadelphia, PA (47)

Boston Bay Limited Partnership      August 1992       96%    98%    98%   98%    99%
Boston, MA (88)

Morrant Bay Limited Partnership     August 1992       96%    98%    99%   97%   100%
Boston, MA (130)

Hope Bay Limited Partnership        August 1992      100%    98%    98%  100%    98%
Boston, MA (45)

Lares Apartments Limited Partnership August 1992    100%   100%  100%   100%     100%
Lares, PR (102)

Lajas Apartments Limited Partnership    August 1992    100%   100%  100%   100% 100%
Lajas, PR (99)

Arlington-Rodeo Properties          August 1992      100%   100%   100%  100%   100%
Los Angeles, CA (29)

Conifer Bateman Associates          August 1992       83%    83%    92%   88%   100%
Lowville, NY (24)

Hampden Hall Associates, L.P.       September 1992    97%   100%    93%   97%   100%
St. Louis, MO (75)

Chester Renaissance Associates      September 1992    95%   100%   100%  100%   100%
Chester, PA (20)

Homestead Apts. II LTD.             October 1992      95%    96%    94%   94%    95%
Homestead, FL (112)

P.S. 157 Associates, L.P.           November 1992    100%   100%   100%   99%   100%
New York, NY (73)

Cloisters Limited Partnership II    November 1992    100%    95%   100%   94%   100%
Philadelphia, PA (65)

Creative Choice Homes II, LTD.      December 1992     94%    97%    98%   98%    99%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.    December 1992     99%   100%    99%   95%    99%
Milford, DE (73)

BX-7F Associates, L.P.              January 1993      99%    95%    99%   94%    95%
Bronx, NY (85)

Los Angeles Limited Partnership     May 1993         100%   100%   100%  100%   100%
Rio Piedras, PR (124)

Christine Apartments, L.P.          June 1993        100%    88%    94%   97%    97%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.   July 1993         98%    98%    98%   99%   100%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.      October 1993      91%    94%    92%   96%    91%
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

Management annually reviews the physical state of the properties and suggests to the respective general partners of the Local Partnerships ("Local General Partners") budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2001, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 6, 2001, the Partnership has approximately 4,576 registered holders of an aggregate of 76,786 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,578 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (the "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative cost incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $38,004 which are reflected as "other income" on the financial statements for Fiscal Year 2000.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                  Year Ended March 31,
OPERATIONS
----------             --------      --------    --------    --------   -------
                       2001          2000        1999        1998*        1997*
                       -----------   ----------- ----------- -----------  -----

Revenues          $20,741,395   $20,786,356 $20,525,657 $20,204,698  $19,663,105

Operating expenses(26,200,525)  (26,611,223)(25,708,315)(24,944,950)(24,926,568)
                 -------------  ----------- ----------- -----------  -----------

Loss before       (5,459,130)   (5,824,867) (5,182,658)(4,740,252)   (5,263,463)
  minority interest

Minority interest
  in loss of          15,252        20,636      17,208     35,144        33,343
                      ------        ------      ------     ------        ------
  subsidiaries

Net loss
                  $(5,443,878) $(5,804,231)$(5,165,450)$(4,705,108) $(5,230,120)
                   ===========   ==========  ========== ==========    ==========

Net loss per
weighted average BAC   $  (70.20) $  (74.85)  $  (66.61)  $ (60.66)   $ (67.43)
                    ==========     =========   =========  ==========    ========
*Reclassified for comparative purposes.


                                                     March 31,
FINANCIAL POSITION
------------------     --------      --------    --------    --------  -------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  ----


Total assets         $153,954,157   $159,362,792  $164,969,973  $170,786,367  $177,448,837
                        ===========   =========== =========== ===========  ===========

Total liabilities     $117,841,568  $117,620,369  $117,234,753  $118,016,288 $119,748,949
                        ===========   =========== =========== ===========  ===========

Minority interest
                      $  6,226,648   $ 6,412,604  $ 6,601,170  $6,470,579    $ 6,695,280
                         =========     =========   =========  =========     =========

Total partners'
  capital             $  29,885,941  $  35,329,819 $ 41,134,050 $ 46,299,500 $ 51,004,608
                        ==========    ==========  ========== ==========    ==========


During the years ended March 31, 2001, 2000, 1999 and 1997, respectively, total assets and liabilities decreased primarily due to depreciation partially offset by a mortgage refinancing (see Note 7). During the year ended March 31, 1998, total assets decreased primarily due to depreciation and a loss on impairment of assets.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $288,000, $34,000 and $66,000 were received during the years ended March 31, 2001, 2000 and 1999, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2001, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $92,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2001, $200,000 was paid from escrow.

During the year ended March 31, 2001, cash and cash equivalent decreased approximately $425,000. This decrease is due to acquisition of property and equipment ($437,000), a decrease in due to Local General Partners and affiliates relating to investing and financing activities ($185,000), an increase in deferred costs ($52,000), repayment of construction loan ($6,740,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($171,000) which exceeded cash provided by operating activities ($2,255,000), net proceeds and principal payments of mortgage loans ($4,851,000) and a decrease in cash held in escrow relating to investing activities ($54,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,750,000).

The Partnership's unconsolidated working capital reserve at March 31, 2001 was approximately $332,000.

Partnership management fees owed to the General Partner amounting to approximately $3,179,000 were accrued and unpaid as of March 31, 2001. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations
---------------------
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2001, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively.)

The Partnership's results of operations for the 2000, 1999 and 1998 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $5,443,878, $5,804,231 and $5,165,450, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,986,066 and $11,979,284 of Housing Tax Credits during the 2000, 1999 and 1998 tax years, respectively.

2000 vs. 1999
-------------
Rental income remained fairly consistent with a decrease of less than 1% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Total expenses, excluding repairs and maintenance, remained fairly consistent with a decrease of approximately 4% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Repairs and maintenance increased approximately $435,000 for the 2000 Fiscal Year as compared to the 1999 Fiscal Year primarily due to roof repairs and replacement of water heaters at one Local Partnership, increased plumbing, electrical, flooring and cleaning expenses due to hurricane damage at a second Local Partnership and miscellaneous repairs at two other Local Partnerships.

1999 vs. 1998
-------------
Rental income remained fairly consistent with an increase of approximately 1% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year due primarily to rental rate increases.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Los Angeles Limited Partnership
-------------------------------

The Local Partnership is a defendant in a civil action. The Local Partnership intends to vigorously defend this action which is considered groundless. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this claim. The Local Partnership has referred this matter to its liability insurance company and believes that most if not all of the claim which might be asserted would be covered by the applicable insurance.

Old Public Limited Partnership
------------------------------

Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank"). On or about February 9, 2001, the United States Bankruptcy Court for the Middle District of Tennessee entered a final decree closing the Old Public bankruptcy case. As of March 31, 2001, Old Public owes the Partnership approximately $594,000.

Other
-----
The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

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


Item7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                    ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Balance Sheets at March 31, 2001 and 2000               77

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 31, 2001, 2000 and 1999                                        78

         Consolidated   Statements  of  Changes  in  Partners'  Capital
         (Deficit) for the Years Ended March 31, 2001, 2000 and 1999          79

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 2001, 2000 and 1999                                        80

         Notes to Consolidated Financial Statements                           82

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (2000, 1999 and 1998 Fiscal Years) subsidiary partnerships whose losses aggregated $4,195,591, $3,986,583 and $3,805,935 for the 2000, 1999 and 1998 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 2001 and 2000, presented in the accompanying consolidated financial statements. The financial statements for twenty-seven of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 12, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2001

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

/s/ Reznick Fedder & Silverman
Boston, Massachusetts
January 24, 2000

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 6, 2001

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

/s/ Mack, Roberts & Co., L.L.C.
February 15, 2000

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
of 655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 30, 2001, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated January 30, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 2001

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
February 23, 2000

[Letterhead of Ziner, Kennedy, Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheets of Landreth Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy, Lehan LLP
February 9, 2001
Boston, Massachusetts

[Letterhead of Ziner, Kennedy, Lehan LLP]

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

[Letterhead of Friedman, Alpren & Green LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheets of HOMESTEAD APARTMENTS ASSOCIATES, LTD.(a limited partnership) as of December 31, 2000 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES, LTD. as of December 31, 2000, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Friedman, Alpren & Green LLP
New York, New York
February 1, 2001

[Letterhead of Friedman, Alpren & Green LLP]

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


/s/Friedman, Alpren & Green LLP
New York, New York
January 26, 2000

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

/s/ Reznick Fedder & Silverman
Atlanta, Georgia
January 27, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 2000 and 1999, the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 2000, and 1999 and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 23, 2001 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD and DSHA programs, and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 23, 2001

Lead Auditor:  Robert J. Denmark

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

/s/ Reznick Fedder & Silverman
Lead Auditor: Robert J. Denmark
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 18, 2000

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
  T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 2000 and 1999 and the related statements of profit and loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Diamond Street Associates T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, as of December 31, 2000 and 1999, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2001 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 31, 2001

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 13, 2000

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2000 and 1999, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 9, 2001

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

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 1, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial statement audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2001 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 16, 2001 on its compliance with laws and regulations, and reports dated January 16, 2001 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 16, 2001

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 1999

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 19, 2001 on its compliance with laws and regulations, and reports dated January 19, 2001 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 2001

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 1999

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 15, 2001 on its compliance with laws and regulations, and reports dated January 15, 2001 on its compliance with specific requirements applicable to HUD programs.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2001

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 1999

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1684722 of the CPA's College of PR was affixed to the original of this report.
February 1, 2001

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

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-0660422313, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
The stamp #1684725 of the CPA's College of PR was affixed to the original of this report.
February 1, 2001

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

[Letterhead of Ree & Kim]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheets of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2000 and 1999 and its results of operations, changes in partner's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ree & Kim
Los Angeles, California
February 15, 2001

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

/s/ Ree & Kim
Los Angeles, California
February 25, 2000

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 2000 and 1999 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 29, 2001

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 25, 2000

[Letterhead of Mortland & Co. P.C.]

Independent Auditors' Report

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 2000 and the related statements of loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall Associates, L.P., as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mortland & Co. P.C.
St. Louis, Missouri
February 17, 2001

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

[Letterhead of Ziner, Kennedy & Lehan, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

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

[Letterhead of Friedman, Alpren & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. (a limited partnership), as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2000, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman Alpren & Green L.L.P.
New York, New York
February 1, 2001

[Letterhead of Friedman, Alpren & Green L.L.P.]

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


/s/ Friedman Alpren & Green L.L.P.
New York, New York
January 26, 2000

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

[Letterhead of Klein, Petitto, Zapolsky & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, NY

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Klein, Petitto, Zapolsky, & Company, LLP Great Neck, NY January 31, 2001 except for Note 10, as to which the date is February 15, 2001

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

[Letterhead of Ziner, Kennedy & Lehan L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheets of Cloisters Limited Partnership II (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan L.L.P.
Boston, Massachusetts
February 6, 2001

[Letterhead of Ziner, Kennedy & Lehan L.L.P.]

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

/s/ Ziner, Kennedy & Lehan L.L.P.
Quincy, Massachusetts
January 19, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 22, 2001 on our consideration of Creative Choice Homes II, Ltd. (A Limited Partnership) d/b/a The Gardens Apartments' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 22, 2001

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

/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
February 1, 1999

[Letterhead of Halbert, Katz & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 2000 and December 31, 1999, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2000 and December 31, 1999 and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 14 to 26) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2001, on our consideration of Milford Crossing Associates, L.P's internal controls, and reports dated January 31, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2001

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

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2000

[Letterhead of Bernhardt, Karlitz, Hayden & DeCruze LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7F ASSOCIATES, L.P.
New York, New York

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 2000 and 1999 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Bernhardt, Karlitz, Hayden & DeCruze LLP
White Plains, New York
January 26, 2001

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

/s/ Bernhardt, Karlitz, Hayden & DeCruze LLP
White Plains, New York
January 18, 2000

[Letterhead of Amilcar Torres Rivera.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Los Angeles Limited Partnership rent income from subsidies is approximately 86% of total Partnership revenues. As disclosed in Note 1-A, the actual rent subsidy contract is due since September 30, 2000 (124 units).

/s/ Amilcar Torres Rivera, CPA Stamp #1652521 of the Puerto Rico Society of CPA's was affixed to the original.

San Juan, Puerto Rico
January 29, 2001

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

/s/ Amilcar Torres Rivera, CPA Stamp #1598369 of the Puerto Rico Society of CPA's was affixed to the original.

San Juan, Puerto Rico
January 28, 2000

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 2001 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 9, 2001

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 8, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 2000 and 1999, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 5, 2001

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 5, 2000

[Letterhead of Asher & Company, Ltd.]

Independent Auditors' Report

The Partners
Rolling Green Associates, L.P.
Marlton, New Jersey

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2000 and 1999 and the related statements of profit and loss, Partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2000 and 1999 and the results of its operations, changes in its Partners' capital, and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2001 on our consideration of Rolling Green Associates, L.P.'s (A Limited Partnership) internal control and reports dated January 17, 2001 on its compliance with specific requirements applicable to its major HUD program and specific requirements applicable to fair housing and non-discrimination and certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.

Philadelphia, Pennsylvania
January 17, 2001
Except for Note G, as to
which the date is February 28, 2001

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

/s/ Asher & Company Ltd.
Philadelphia, Pennsylvania
January 27, 2000

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                              March 31,
                                                       --------------------
                                                         2001       2000
                                                         ----       -----

Property and equipment - net of accumulated depreciation
  (Notes 2 and 4)                                    $139,037,797  $144,177,016
Cash and cash equivalents (Notes 2 and 10)              1,831,790     2,256,497
Cash held in escrow (Note 5)                            9,043,681     9,140,249
Deferred costs, less accumulated amortization
  (Notes 2 and 6)                                        1,903,527    2,025,646
Other assets                                            2,137,362     1,763,384
                                                    ------------- -------------

   Total assets                                      $153,954,157  $159,362,792
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Mortgage notes payable (Note 7)                   $  97,310,166 $  92,458,812
  Construction notes payable (Note 7)                           0     6,740,018
  Accounts payable and other liabilities                9,987,305     9,058,332
  Due to local general partners and affiliates (Note 8) 5,622,374     5,821,007
  Due to general partner and affiliates (Note 8)        4,921,723     3,542,200
                                                    ------------- -------------


   Total liabilities                                 117,841,568   117,620,369
                                                      -----------   -----------

Minority interest (Note 2)                              6,226,648     6,412,604
                                                    ------------- -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital
  Limited partners (76,786 BACs issued and outstanding)30,269,956    35,659,395
  General partner                                       (384,015)      (329,576)
                                                   -------------- -------------

Total partners' capital                                29,885,941    35,329,819
                                                     ------------  ------------

Total liabilities and partners' capital              $153,954,157  $159,362,792
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year  Ended  March 31
                                            -----------------------------------

                                                2001           2000        1999
                                            -----------   -----------   -------

Revenues
Rental income                           $19,608,699   $19,685,737   $19,518,095
Other                                     1,132,696     1,100,619     1,007,562
                                        -----------   -----------   -----------
                                         20,741,395    20,786,356    20,525,657
                                         ----------    ----------    ----------

Expenses
General and management                    4,562,706     4,651,071     4,155,900
General and management-related parties
 (Note 8)                                  2,036,822    2,043,369     2,028,254
Repairs and maintenance                   4,417,480     3,982,080     3,730,566
Operating                                 2,117,002     2,087,822     1,950,367
Taxes                                     1,276,023     1,284,332     1,348,556
Insurance                                   704,620       742,869       798,835
Financial, primarily interest             5,335,735     5,611,437     5,701,379
Depreciation and amortization             5,750,137     6,208,243     5,994,458
                                        -----------   -----------   -----------

    Total expenses                       26,200,525    26,611,223    25,708,315
                                         ----------    ----------    ----------

Loss before minority interest           (5,459,130)   (5,824,867)   (5,182,658)

Minority interest in loss of subsidiaries    15,252        20,636        17,208
                                      ------------- ------------- -------------

Net loss                              $ (5,443,878) $ (5,804,231) $ (5,165,450)
                                        ===========   ===========   ===========


Net loss-limited partners             $ (5,389,439) $ (5,746,189)  $(5,113,795)
                                       ===========   ===========    ==========

Number of BACs outstanding                   76,768        76,768        76,768
                                        =========== =============  ============

Net loss per BAC                     $        (70.20)   $   (74.85)  $   (66.61)
                                      ==============  ==========  =============


See accompanying notes to consolidated financial statements.



                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                            Limited        General
                                                Total       Partners       Partners
                                                -----       --------       --------

Partners' capital (deficit) - April 1, 1998 $46,299,500   $46,519,379     $(219,879)

Net loss                                     (5,165,450)   (5,113,795)      (51,655)
                                            -----------   -----------     ---------

Partners' capital (deficit) - March 31, 1999 41,134,050    41,405,584      (271,534)

Net loss                                     (5,804,231)   (5,746,189)      (58,042)
                                            -----------   -----------     ---------

Partners' capital (deficit) - March 31, 2000 35,329,819    35,659,395      (329,576)

Net loss                                     (5,443,878)   (5,389,439)      (54,439)
                                            -----------   -----------     ---------

Partners' capital (deficit) - March 31, 2001$29,885,941   $30,269,956     $(384,015)
                                             ==========    ==========      ========

See accompanying notes to consolidated financial statements.




                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                  Year  Ended  March 31,
                                            -----------------------------------
                                               2001         2000          1999
                                               ----         ----          ----
Cash flows from operating activities:
Net loss                                    $(5,443,878)  $(5,804,231)  $(5,165,450)
                                             ----------    ----------    ----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                 5,750,137     6,208,243     5,994,458
Minority interest in loss of subsidiaries       (15,252)      (20,636)      (17,208)
(Increase) decrease in assets:
Cash held in escrow                              42,310       (75,072)      141,667
Deferred costs                                        0             0        22,664
Other assets                                   (373,978)      227,393      (147,591)
Increase (decrease) in liabilities:
Accounts payable and other liabilities          928,973     1,476,970       407,656
Due to local general partners and affiliates    (13,254)      (16,445)     (545,499)
Due to general partner and affiliates         1,379,523     1,440,603     1,172,396
                                             ----------    ----------    ----------
Total adjustments                             7,698,459     9,241,056     7,028,543
                                             ----------    ----------    ----------
Net cash provided by operating activities     2,254,581     3,436,825     1,863,093
                                             ----------    ----------    ----------

Cash flows from investing activities:
Acquisition of property and equipment          (437,204)     (375,405)     (237,987)
Decrease (increase) in cash held in escrow       54,258       (19,556)     (598,017)
Decrease in due to local general partners
  and affiliates                               (153,913)     (465,061)     (203,824)
                                            -----------   -----------  ------------
Net cash used in investing activities          (536,859)     (860,022)   (1,039,828)
                                            -----------   -----------    ----------

Cash flows from financing activities:
Increase in deferred costs                      (51,595)     (107,442)     (127,223)
Writeoff of deferred costs                            0       224,045             0
Proceeds from mortgage notes                  6,909,970     5,356,000     2,257,500
Repayment of mortgage notes                  (2,058,616)   (7,333,830)   (3,672,016)
Repayment of construction loan               (6,740,018)            0             0
(Decrease) increase in due to local general partners
  and affiliates                                (31,466)      (72,621)      468,242
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                         (170,704)     (167,930)     (118,191)
                                            -----------   -----------   -----------
Net cash used in financing activities        (2,142,429)   (2,101,778)   (1,191,688)
                                             ----------    ----------    ----------

Net (decrease) increase in cash and cash equivalents(424,707) 475,025      (368,423)

Cash and cash equivalents at beginning of year 2,256,497    1,781,472     2,149,895
                                              ----------   ----------    ----------

Cash and cash equivalents at end of year    $ 1,831,790   $ 2,256,497   $ 1,781,472
                                             ==========    ==========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest      $ 4,265,915   $ 4,361,742   $ 4,609,063
                                             ==========    ==========    ==========

Supplemental disclosures of noncash investing and financing activities:
Increase in mortgage notes payable reclassified
  from accounts payable and other liabilities  $      0   $         0    $  47,181

Decrease in mortgage notes payable of $1,350,000 and increase in due to local general partners and affiliates of $9,010 as contribution by minority
  interest shareholders                               0             0     1,340,990

Decrease in property and equipment of $400,000 and increase in due to local general partners and affiliates of $675,000 as distribution to minority
  interest shareholders                               0             0     1,075,000

See accompanying notes to consolidated financial statements.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - General


Independence Tax Credit Plus L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2001.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2001, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $35,000, $31,000 and $27,000 for the years ended March 31, 2001, 2000 and 1999, respectively (the 2000, 1999 and 1998 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2001, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

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

h)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i)  Recent Pronouncements

In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." SOP No. 98-5, which was adopted April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortizied balance of any previously deferred organizational costs must be expensed. This adoption resulted in $618,573 being fully expensed and included in depreciation and amortization on the consolidated statements for the operations for the year ended March 31, 2000.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
-------------------------------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                     March 31, 2001           March 31, 2000
                                 ---------------------       ----------------
                                    Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair
                                 ------------  ----------   -----------  -----
Value

Mortgage notes payable for which it is:
Practicable to estimate fair value $40,103,008 $35,331,116   $33,458,068  $32,435,549
Not practicable                    $57,207,158           *   $59,000,745            *

*Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                     Estimated
                                             March 31,              Useful Lives
                                         2001             2000         (Years)
                                         ----             ----         -------


Land                               $    5,692,516   $    5,692,516          -
Building and improvements             174,427,989      174,104,493        15-40
Furniture and fixtures                  2,748,908        2,644,400        3-10
                                   --------------    -------------
                                      182,869,413      182,441,409

Less:  Accumulated depreciation       (43,831,616)     (38,264,393)
                                      -----------      -----------

                                     $139,037,797     $144,177,016
                                      ===========      ===========

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2001 and 2000. In addition, as of March 31, 2001 and 2000, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $5,576,423, $5,773,153 and $5,794,508, respectively.

During the years ended March 31, 2001 and 2000, accumulated depreciation of $9,200 and $44,694, respectively, was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                March 31,
                                                       ------------------------
                                                         2001           2000
                                                         ----           ----


Purchase price payments*                             $     92,000   $   292,000
Real estate taxes, insurance and other                  4,619,170     4,636,444
Reserve for replacements                                3,690,147     3,544,405
Tenant security deposits                                  642,364       667,400
                                                       ----------    ----------

                                                       $9,043,681    $9,140,249
                                                        =========     =========

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                               March 31,
                                          2001            2000         Period
                                          ----            ----         ------


Financing expenses                     $2,936,095       $2,981,958          *
Less:  Accumulated amortization        (1,032,568)        (956,312)
                                       ----------       ----------

                                       $1,903,527       $2,025,646
                                        =========        =========
*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $173,714, $435,090 and $199,950, respectively.

During the years ended March 31, 2001 and 2000, deferred costs of $97,459and $1,229,035 and accumulated amortization of $97,459 and $1,004,990 were written off.

NOTE 7 - Mortgage and Construction Notes Payable

The mortgage and construction notes are payable in aggregate monthly installments of approximately $552,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage or construction note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $10,754,705 and $9,946,411 at December 31, 2000 and 1999, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 2001, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                      Amount

2001                               $  7,757,529
2002                                  2,529,393
2003                                  2,685,657
2004                                  2,845,465
2005                                  3,075,092
Thereafter                           78,417,030
                                     ----------
                                   $97,310,166
                                   ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $48,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

P.S. 157 Associates, L.P. ("P.S. 157")
--------------------------------------
On March 14, 2000, P.S. 157 refinanced its construction loans and converted them into three permanent mortgage loans. The first loan, with a principal balance of $1,834,000, bears interest at 7.97% and requires monthly payments of principal and interest through maturity on March 1, 2015. The second loan, with a principal balance of $2,838,070, bears interest at 1% and requires monthly payments of principal and interest for the first 15 years; principal and interest at 6.875% payable monthly for 1 year and then, principal and interest at .113% payable monthly through maturity on March 1, 2030. The third loan, with a principal balance of $2,217,900, bears interest at 1% with no payments due until April 1, 2016. The construction loan in the amount of $6,740,018 was paid off.

On November 5, 1999, Homestead Apartments Associates, Ltd. ("Homestead I") refinanced its 9% first mortgage loan. The new loan, with a principal balance of $2,668,000, bears interest at 7% and requires monthly payments of interest only through maturity on November 5, 2001. Monthly escrow deposits for taxes are required. Homestead I has the right to extend the maturity date to November 5, 2010 upon satisfaction of certain conditions. The existing first mortgage of $2,667,927 was paid off.

On November 5, 1999, Homestead Apartments Associates II, Ltd. ("Homestead II") refinanced its 9% mortgage loan. The new loan, with a principal balance of $2,678,000, bears interest at 7% and requires monthly payments of interest only through maturity on November 5, 2001. Monthly escrow deposits for taxes are required and Homestead II is subject to restrictions on distributions to the general partner. Homestead II has the right to extend the maturity date to November 5, 2010 upon satisfaction of certain conditions. The existing first mortgage of $2,677,489 was paid off.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)  Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                               Year  Ended  March 31,
                                       ---------------------------------------
                                          2001            2000         1999
                                          ---------------------------------

Partnership management fees (i)       $    880,000  $    880,000  $    880,000
Expense reimbursement (ii)                 148,577       137,662       142,194
Local administrative fee (iv)               63,000        79,000        72,000
                                      ------------    ----------    ----------
Total general and administrative-
  General Partner                        1,091,577     1,096,662     1,094,194
                                        ----------     ---------     ---------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (iii)                   945,245       946,707       933,974
                                       -----------    ----------    ----------
Total general and administrative-
  related parties                      $ 2,036,822    $2,043,369    $2,028,168
                                         ==========     =========     =========


(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,179,000 and $2,299,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively.

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

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $945,245, $946,707 and $933,974 for the 2000, 1999 and 1998 Fiscal Years, respectively.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                              March 31,
                                                     ------------------------
                                                        2001        2000
                                                        ----        ----


Development deficit advances                        $     50,000  $     50,000
Operating advances (i)                                 1,543,425     1,527,807
Development fee payable                                2,400,534     2,554,447
Long-term notes payable (ii)                           1,132,106     1,163,572
Management and other fees                                496,309       525,181
                                                      ----------    ----------

                                                      $5,622,374    $5,821,007
                                                       =========     =========

(i)  Operating advances include the following loans:

Creative Choice Homes II Ltd.                        $        0  $     59,700
------------------------------
This loan is noninterest bearing and
is payable from cash flow of the project with the approval of HUD.

Christine Apartments, L.P.                           $   161,100   $   116,100
--------------------------
This  loan  is  noninterest  bearing
and  has no set
repayment terms.

(ii)   Long-term   notes   payable   consist  of  the
following:

Creative Choice Homes II, LTD.                       $   500,000   $   500,000
------------------------------
This note  bears  interest  at 12%  payable  monthly.
Principal on the loan is due and payable in full on December 31, 2009.

Plainsboro Housing Partners, L.P.                    $   632,106   $   663,572
---------------------------------
This  loan  accrues  interest  at a rate of 7.34% per
annum on the  outstanding  principal  balance  for 20
years.   Repayment  of  the  principal  and  interest
shall  be made  from  net  cash  flow  to the  extent
available   pursuant  to  the  promissory  note.  All
accrued interest and principal are due in a balloon payment in December 2012.

Interest expense incurred on such long-term notes payable amounted to approximately $108,000, $107,000 and $113,000 for the 2000, 1999 and 1998 Fiscal
Years, respectively.

C)  Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                  Year  Ended  December 31,
                                            -----------------------------------
                                               2000           1999         1998
                                               ----           ----         ----

Financial statement net loss            $(5,443,878)  $(5,804,231)  $(5,165,450)

Differences   between   depreciation   and
amortization    expense    recorded    for
financial   reporting   purposes  and  the
accelerated     cost    recovery    system
utilized for income tax purposes        (2,113,459)   (1,392,656)   (1,006,466)

Differences resulting from parent company having a different fiscal year for income tax and financial reporting
purposes                                    (83,865)       58,644       274,161

Other                                       (72,707)      209,033       362,544
                                        ------------    ----------   -----------

Net  loss  as  shown  on  the  income  tax
return for the calendar year ended      $(7,713,909)  $(6,929,210)  $(5,535,211)
                                         ==========    ==========    ==========

NOTE 10 - Commitments and Contingencies

Los Angeles Limited Partnership
-------------------------------

The Local Partnership is a defendant in a civil action. The Local Partnership intends to vigorously defend this action which is considered groundless. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this claim. The Local Partnership has referred this matter to its liability insurance company and believes that most if not all of the claim which might be asserted would be covered by the applicable insurance.

Old Public Limited Partnership
------------------------------

Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank"). On or about February 9, 2001, the United States Bankruptcy Court for the Middle District of Tennessee entered a final decree closing the Old Public bankruptcy case. As of March 31, 2001, Old Public owes the Partnership approximately $594,000.

a)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2001, uninsured cash and cash equivalents approximated $881,000.

b)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,986,066 and $11,979,284 Housing Tax Credits during the 2000, 1999 and 1998 tax years, respectively.

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

Name                                Position
----                                --------

Stephen M. Ross                     Director

Michael Brenner                     President

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 55, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, was employed, prior to joining Related in December 1, 1990, by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    Name and Address of     Amount and Nature of     Percentage
Title of Class      Beneficial Ownership    Beneficial Ownership       of Class
--------------      --------------------    --------------------         -----


General Partnership Related Independence    $1,000 capital contribution    100%
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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2001, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership    Percent of Class
------------------------              --------------------      --------------

Lehigh Tax Credit Partners, Inc.      6,846.30 (2) (3)                    8.9%

J. Michael Fried                      6,846.30 (2) (3) (4)                8.9%

Alan P. Hirmes                        6,846.30 (2) (3) (4)                8.9%

Stuart J. Boesky                      6,846.30 (2) (3) (4)                8.9%

Stephen M. Ross                       -                                     -

Michael Brenner                       -                                     -

Marc D. Schnitzer                     6,846.30 (2) (3) (4)                8.9%

Denise L. Kiley                       6,846.30 (2) (3) (4)                8.9%

Glenn F. Hopps                        -                                     -

Teresa Wicelinski                     -                                     -


All directors and executive officers  6,846.30 (2) (3) (4)                8.9%
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

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2001, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.   Financial Statements

         Independent Auditors' Report                                         15

         Consolidated Balance Sheets at March 31, 2001 and 2000               77

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 31, 2001, 2000 and 1999                                        78

         Consolidated   Statements  of  Changes  in  Partners'  Capital
         (Deficit) for the Years Ended March 31, 2001, 2000 and 1999          79

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 31, 2001, 2000 and 1999                                        80

         Notes to Consolidated Financial Statements                           82

(a) 2.   Consolidated Financial Statement Schedules
         -----------------------------------------

         Independent Auditors' Report                                        102

         Schedule I- Condensed Financial Information of Registrant           103

         Schedule III - Real Estate and Accumulated Depreciation             106

(a) 3.   Exhibits
         -------

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

         *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)


                                                                Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)            of Organization
         ------------------------------                         --------------

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    its General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    a General Partner



Date:  June 13, 2001                By: /s/ Michael Brenner
                                        -------------------
                                        Michael Brenner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                      Title                  Date
---------------------------        -------------------        -------------

                           President and Chief Executive Officer
/s/ Michael Brenner        (principal executive officer)
-------------------
Michael Brenner            of Related Independence Associates Inc. June 13, 2001


                           Senior Vice President
/s/ Alan P. Hirmes        (principal financial officer)
------------------
Alan P. Hirmes             of Related Independence Associates Inc. June 13, 2001


                             Treasurer
/s/ Glenn F. Hopps           (principal accounting officer) of
------------------
Glenn F. Hopps               Related Independence Associates Inc.June 13, 2001



/s/ Stephen M. Ross          Director of
-------------------
Stephen M. Ross              Related Independence Associates Inc.June 13, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 12, 2001 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and
Schedule III at March 31, 2001. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 12, 2001

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)









                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                 March 31,
                                                          ---------------------
                                                             2001       2000

Cash and cash equivalents                           $     332,284$       17,570
Advances and investment in subsidiary partnerships     34,728,417    38,904,862
Cash held in escrow                                        92,000       292,000
Other assets                                              116,299       131,800
                                                     ------------   -----------

Total assets                                          $35,269,000   $39,346,232
                                                       ==========    ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                  $       13,779$       60,360
Due to general partners and affiliates                  4,568,859     3,226,368
                                                      -----------   -----------

Total liabilities                                       4,582,638     3,286,728

Partners' capital**                                    30,686,362    36,059,504
                                                      ----------    ----------

Total liabilities and partners' capital               $35,269,000   $39,346,232
                                                       ==========    ==========



Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

**Condensed partners' capital includes $694,270 and $729,865 of related party income at March 31, 2001 and 2000, respectively.

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)







                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Year  Ended  March 31,
                                            -----------------------------------
                                                2001          2000        1999

Revenues                               $    103,969$        8,421$        8,948
                                        ----------- ------------- -------------

Expenses

Administrative and management               141,644       242,889       294,373
Administrative and management-
 related parties                          1,028,577     1,017,662     1,022,194
                                         ----------    ----------    ----------

Total expenses                            1,170,221     1,260,551     1,316,567
                                         ----------    ----------    ----------

Loss from operations                     (1,066,252)   (1,252,130)   (1,307,619)

Equity in loss of subsidiary partnerships(4,306,890)   (4,587,696)   (3,893,426)
                                         ----------    ----------    ----------

Net loss                                $(5,373,142)  $(5,839,826)  $(5,201,045)
                                         ==========    ==========    ==========

                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                    SCHEDULE I
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Year  Ended  March 31,
                                            -----------------------------------
                                               2001          2000        1999


Cash flows from operating activities:

Net loss                                $(5,373,142)  $(5,839,826)  $(5,201,045)
                                          ----------    ----------    ----------

     Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in loss of subsidiary partnerships 4,306,890     4,587,696     3,893,426
(Decrease) increase in other liabilities    (46,581)       (8,503)       66,560
Increase in due to general partner
  and affiliates                          1,342,491     1,447,204     1,138,947
                                         ----------    ----------    ----------

Total adjustments                         5,602,800     6,026,397     5,098,933
                                         ----------    ----------    ----------

Net cash provided by (used in) operating
  activities                                229,658       186,571      (102,112)
                                        -----------   -----------    ----------

Cash flows from investing activities:

Decrease in cash
  held in escrow-purchase price payments     200,000         4,700        63,000
Decrease (increase) in other assets          15,501             0          (414)
Investment in subsidiary partnerships      (200,000)       (4,700)      (63,000)
Distributions from subsidiary partnerships  288,119        33,844        66,408
Advances to subsidiary partnerships        (218,564)     (223,842)      (62,330)
                                        -----------    ----------    ----------

Net cash provided by (used in)
  investing activities                       85,056      (189,998)        3,664
                                        ------------    ----------    ----------

Net increase (decrease) in cash
 and cash equivalents                           314,714    (3,427)      (98,448)

Cash and cash equivalents, beginning of year    17,570      20,997      119,445
                                            ------------ ------------  ---------

Cash and cash equivalents, end of year   $   332,284 $     17,570$       20,997
                                            ===========  ============ =========

                  INDEPENDENCE TAX CREDIT PLUS L.P.
                           AND SUBSIDIARIES
                             SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION
              Partnership Property Pledged as Collateral
                            MARCH 31, 2001





                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
           Description                         Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------



Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                              $      0     $ 137,450  $ 1,007,966     $ 69,289
Old Public Limited Partnership
  Lawrenceburg, TN                                 499,355      10,000     1,713,310     74,504
Lancaster Terrace Limited Partnership
  Salem, OR                                      1,610,850     161,269     3,679,601     40,470
655 North Street Limited Partnership
  Baton Rouge, LA                                4,402,345     125,500      3,040,980  5,617,173
Landreth Venture
  Philadelphia, PA                               3,344,190       1,761      5,903,337     34,388
Homestead Apartments Associates Ltd.
  Homestead, FL                                  3,511,000     329,402           0      5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                                 5,200,249     270,000   5,969,354      3,112,416
West Diamond Street Associates
  Philadelphia, PA                              1,576,000      30,829    3,444,649    (1,025,162)
Susquehanna Partners
  Philadelphia, PA                              1,844,276      16,000           0      3,993,864
Boston Bay Limited Partnership
  Boston, MA                                    2,918,848     440,000      4,143,758    663,872
Morrant Bay Limited Partnership
  Boston, MA                                     4,378,170     650,000      5,522,250    995,796
Hope Bay Limited Partnership
  Boston, MA                                     1,384,526     225,000       1,435,185    531,590
Lares Apartments Limited Partnership
  Lares, PR                                      4,463,902     137,000           0      5,521,639
Lajas Apartments Limited Partnership
  Lajas, PR                                      4,117,484     110,090      4,952,929    145,332
Arlington-Rodeo Properties
  Los Angeles, CA                               3,543,123     624,052           0      5,024,507
Conifer Bateman Associates
  Lowville, NY                                    996,394      15,000     2,525,729       63,390   s
Hampden Hall Associates, L.P.
  St. Louis, MO                                 2,208,355           0           0       7,446,002
Chester Renaissance Associates
  Chester, PA                                    873,000       33,667     168,333       1,773,823
Homestead Apartments II, LTD.
  Homestead, FL                                 3,448,000     338,966               0  5,287,011
P.S. 157 Associates, L.P.
  New York, NY                                   6,852,369      36,500       9,350,642     76,382
Cloisters Limited Partnership II
  Philadelphia, PA                                       0      35,160           0       9,548,955

Creative Choice Homes II, LTD.
  Opa-Locka, FL                                 10,303,845           0           0      21,433,650
Milford Crossing Associates L.P. (**)
  Milford, DE                                   2,528,527     203,006           0       4,374,192
BX-7F Associates, L.P.
  Bronx, NY                                    3,400,691           4        5,705,064     55,643
Los Angeles Limited Partnership
  Rio Piedras, PR                               3,782,906     201,210           0       6,609,917
Christine Apartments, L.P.
  Buffalo, NY                                   1,245,000      10,000        2,351,072     83,267
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                3,984,264     800,000           0       8,851,487
Rolling Green Associates, L.P.
  Syracuse, NY                                  14,892,500     180,000       19,583,101    467,349
                                             ----------   ---------  -    --------------  ---------


                                               $97,310,166  $5,121,866     $80,497,260  $96,813,911
                                                ==========   =========       ==========   =========




                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of             Latest Income
                                                       Buildings and              Accumulated   Construction/   Date   Statements is
       Description                              Land    Improvements     Total    Depreciation    Renovation  Acquired    Computed*
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------
Apartment Complexes

Harbor Court Limited Partnership            $ 140,813 $  1,073,892    $1,214,705 $  303,963        1991     Dec. 1991     27.5 years
  Staten Island, NY
Old Public Limited Partnership               13,640   1,784,174     1,797,814     574,809          1991     Dec. 1991     27.5 years
  Lawrenceburg, TN
Lancaster Terrace Limited Partnership        163,105   3,718,235     3,881,340   1,377,421         1992     Feb. 1992  15-27.5 years
  Salem, OR
655 North Street Limited Partnership          127,751   8,657,669     8,785,420   2,593,419        1992     Mar. 1992     27.5 years
  Baton Rouge, LA
Landreth Venture                              3,645   5,939,603     5,943,248    1,303,452         1992      Mar. 1992     40 years
  Philadelphia, PA
Homestead Apartments Associates Ltd.          340,868   5,931,699     6,272,567   1,228,694        1992     Mar. 1992      40 years
  Homestead, FL
Bethel Villa Associates, L.P.                 275,099   9,138,160     9,413,259   2,447,576        1992     Apr. 1992     27.5 years
  Wilmington, DE
West Diamond Street Associates                32,414   2,427,393     2,459,807     662,032         1992      May 1992      40 years
  Philadelphia, PA
Susquehanna Partners                          17,585   3,993,647     4,011,232     819,564         1992      May 1992    20-40 years
  Philadelphia, PA
Boston Bay Limited Partnership                441,585   4,819,297     5,260,882   1,559,310        1991     Aug. 1992     27.5 years
  Boston, MA
Morrant Bay Limited Partnership               651,585   6,535,624     7,187,209   2,135,659        1991     Aug. 1992     27.5 years
  Boston, MA
Hope Bay Limited Partnership                  226,585   1,974,325     2,200,910     635,992        1991     Aug. 1992    27.5 years
  Boston, MA
Lares Apartments Limited Partnership          151,585   5,583,304     5,734,889   1,355,282        1992     Aug. 1992      40 years
  Lares, PR
Lajas Apartments Limited Partnership          111,675   5,146,448     5,258,123   1,125,478        1992     Aug. 1992      40 years
  Lajas, PR
Arlington-Rodeo Properties                    625,637   5,063,013     5,688,650   1,245,936        1992     Aug. 1992    27.5 years
  Los Angeles, CA
Conifer Bateman Associates                     16,585   2,596,939     2,613,524     821,167        1990     Aug. 1992  15-27.5 years
  Lowville, NY
Hampden Hall Associates, L.P.                  1,585   7,444,417     7,446,002   2,054,382         1992     Sep. 1992     27.5 years
  St. Louis, MO
Chester Renaissance Associates                 42,153   1,936,399     1,978,552     376,327        1992      Sep. 1992     40 years
  Chester, PA
Homestead Apartments II, LTD.                 340,551   5,285,426     5,625,977   1,010,153       1992      Oct. 1992     40 years
  Homestead, FL
P.S. 157 Associates, L.P.                      38,085   9,425,439     9,463,524   1,939,119       1992       Nov 1992     40 years
  New York, NY
Cloisters Limited Partnership II               36,745   9,564,938     9,601,683   1,853,222       1992       Nov 1992      40 years
  Philadelphia, PA

Creative Choice Homes II, LTD.                 574,637  20,859,013    21,433,650   3,939,133       1988       Dec 1992     40 years
  Opa-Locka, FL
Milford Crossing Associates L.P. (**)          115,519   4,464,409     4,579,928   1,343,217       1992      Dec. 1992   27.5 years
  Milford, DE
BX-7F Associates, L.P.                        2,178   5,774,755     5,776,933   1,180,266          1993      Jan. 1993    40 years
  Bronx, NY
Los Angeles Limited Partnership               203,384   6,613,836     6,817,220   1,271,952        1994      Apr. 1993    40 years
  Rio Piedras, PR
Christine Apartments, L.P.                    13,174   2,446,894     2,460,068     664,889         1993      June 1993   27.5 years
  Buffalo, NY
Plainsboro Housing Partners, L.P.             802,174   8,849,313     9,651,487   2,091,812        1994      July 1993  27.5 years
  Plainsboro, NJ
Rolling Green Associates, L.P.                182,174  20,128,636    20,310,810   5,917,390         1992     Oct. 1993   27.5 years
  Syracuse, NY                                ---------  ------------  ------------ -----------


                                             $5,692,516 $177,176,897  $182,869,413 $43,831,616
                                             =========   ===========   ===========  ==========


*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years. **During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.




                  INDEPENDENCE TAX CREDIT PLUS L.P.
                           AND SUBSIDIARIES
                             SCHEDULE III
               REAL ESTATE AND ACCUMULATED DEPRECIATION
              Partnership Property Pledged as Collateral
                            MARCH 31, 2001
                             (continued)

                              Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 31,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------



Balance at beginning of period  $182,441,409      $182,110,698      $182,292,458      $38,264,393       $32,535,934      $26,761,173

Additions during period:
Improvements                         437,204           375,405           236,795
Depreciation expense                                                                    5,576,423         5,773,153        5,794,508
Deductions during period:

Dispositions                          (9,200)          (44,694)         (418,555)          (9,200)          (44,694)        (19,747)
                             ---------------    --------------    --------------   --------------     -------------    -------------

Balance at close of period      $182,869,413      $182,441,409      $182,110,698      $43,831,616       $38,264,393      $32,535,934
                                 ===========       ===========       ===========       ==========        ==========       ==========

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