Form 10-Q
period 2001-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2001-07-20
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                       INDEPENDENCE TAX CREDIT PLUS L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   13-3589920
------------------------------------                    ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                                10022
--------------------------------------                           -------------
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
                                   (Unaudited)

                                             ================= ================
                                                   June 30,        March 31,
                                                     2001              2001
                                             ----------------- ----------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $45,195,748 and $43,831,616,
  respectively                                  $137,720,743      $139,037,797
Cash and cash equivalents                          1,538,300         1,831,790
Cash held in escrow                                9,195,557         9,043,681
Deferred costs, net of accumulated
  amortization of $1,076,000
  and $1,032,568, respectively                     1,860,095         1,903,527
Other assets                                       1,673,116         2,137,362
                                               -------------      ------------
Total assets                                    $151,987,811      $153,954,157
                                               =============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                      $   96,684,280    $   97,310,166
  Accounts payable and
   other liabilities                              10,352,258         9,987,305
  Due to local general partners and
   affiliates                                      5,590,025         5,622,374
  Due to general partner and affiliates            5,059,473         4,921,723
                                               -------------      ------------
Total liabilities                                117,686,036       117,841,568
                                               -------------      ------------

Minority interest                                  5,564,823         6,226,648
                                               -------------      ------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                        29,132,457        30,269,956
  General partner                                   (395,505)         (384,015)
                                               -------------      ------------
Total partners' capital (deficit)                 28,736,952        29,885,941
                                               -------------      ------------
Total liabilities and partners'
  capital (deficit)                             $151,987,811      $153,954,157
                                               =============      ============
See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               ===============================
                                                     Three Months Ended
                                                          JUNE 30,
                                               -------------------------------
                                                       2001      2000
                                               -------------------------------
Revenues
Rental income                                    $ 4,855,559       $ 4,848,972
Other income                                         132,840           114,226
                                                  ----------          --------
                                                   4,988,399         4,963,198
                                                  ----------          --------
Expenses
General and administrative                           850,086           906,563
General and administrative-
  related parties (Note 2)                           498,218           511,262
Repairs and maintenance                              867,255           822,523
Operating                                            810,761           672,228
Taxes                                                307,307           326,974
Insurance                                            199,295           211,729
Financial, principally interest                    1,204,464         1,241,441
Depreciation and amortization                      1,407,564         1,425,519
                                                  ----------        ----------
Total expenses                                     6,144,950         6,118,239
                                                  ----------        ----------

Net loss before minority interest                 (1,156,551)       (1,155,041)
Minority interest in loss of
  subsidiaries                                         7,562             7,743
                                                  ----------        ----------

Net loss                                         $(1,148,989)      $(1,147,298)
                                                  ===========       ===========

Net loss - limited partners                      $(1,137,499)      $(1,135,825)
                                                  ===========       ==========

Number of BACs outstanding                            76,786            76,786
                                                  ===========       ==========

Net loss per BAC                                 $    (14.81)      $    (14.79)
                                                  ===========       ==========

See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                          ====================================================
                                                 Limited          General
                               TOTAL            PARTNERS          PARTNER
                          ----------------------------------------------------

Partners' capital
  (deficit)
  April 1, 2001              $29,885,941      $30,269,956      $    (384,015)

Net loss                      (1,148,989)      (1,137,499)           (11,490)
                             ------------     ------------     --------------

Partners' capital
  (deficit)
  June 30,
  2001                       $28,736,952      $29,132,457      $    (395,505)
                             ============     ============     ==============


See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)




                                               ===============================
                                                     Three Months Ended
                                                           JUNE 30,
                                               -------------------------------
                                               2001                  2000
                                               -------------------------------
Cash flows from operating activities:
Net loss                                         $(1,148,989)      $(1,147,298)
                                                 -----------       -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                      1,407,564         1,425,519
Minority interest in loss of
  subsidiaries                                        (7,562)           (7,743)
Increase in due to general
  partner and affiliates                             137,750           257,755
Increase (decrease) in accounts
  payable and other liabilities                      364,953          (163,062)
Decrease in other assets                             464,246            67,106
Increase in cash held
  in escrow                                         (161,210)         (204,162)
                                                 -----------       -----------
Total adjustments                                  2,205,741         1,375,413
                                                 -----------       -----------

Net cash provided by
  operating activities                             1,056,752           228,115
                                                 -----------       -----------

Cash flows from investing activities:
Increase in property and
  equipment                                          (47,078)         (114,821)
Decrease in cash held in escrow                        9,334            67,700
Increase in due to local general
  partners and affiliates                             32,925            19,511
Decrease in due to local general
  partners and affiliates                            (65,274)         (248,101)
                                                 -----------       -----------

Net cash used in
  investing activities                               (70,093)         (275,711)
                                                 -----------       -----------



                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


Cash flows from financing activities:
Proceeds from mortgage notes payable                       0         6,889,970
Repayment of mortgage notes                         (625,886)         (419,082)
Repayment of construction loan
  payable                                                  0        (6,740,018)
Increase in deferred costs                                 0           (42,425)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                 (654,263)                0
                                                 -----------       -----------


  Net cash used in financing activities           (1,280,149)         (311,555)
                                                 -----------       -----------

Net decrease in cash
  and cash equivalents                              (293,490)         (359,151)

Cash and cash equivalents at
  beginning of period                              1,831,790         2,256,497
                                                 -----------       -----------

Cash and cash equivalents at
  end of period                                  $ 1,538,300       $ 1,897,346
                                                 ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                       INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $6,000 for the three months ended
June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001 and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local
Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:


                                                          Three Months Ended
                                                               JUNE 30,
                                                     -------------------------
                                                          2001       2000
                                                     -------------------------
Partnership management fees (a)                      $  220,000     $  220,000
Expense reimbursement (b)                                29,000         31,741
Local administrative fee (c)                             16,000         20,000
                                                     ----------     ----------
Total general and administrative-
  General Partner                                       265,000        271,741
                                                     ----------     ----------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                        233,218        239,521
                                                     ----------     ----------
Total general and administrative-
  related parties                                    $  498,218     $  511,262
                                                     ==========     ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                 AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



amounting to approximately $3,299,000 and $3,179,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001.

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

Note 3 - Commitments and Contingencies

The following disclosure includes changes and/or additions to the disclosure regarding the subsidiary partnership which was included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

As of June 30, 2001, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $(83,000) of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the three months ended June 30, 2001, approximately $9,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $293,000 during the three months ended June 30, 2001 due to repayments of mortgage note payable ($626,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($654,000), acquisition of property and equipment ($47,000) and a net decrease in due to local general partners and affiliates ($32,000) which exceeded a decrease in cash held in escrow ($9,000) relating to investing activities and cash provided by operating activities ($1,057,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,407,000).

The working capital reserve at June 30, 2001 was approximately $80,000.

Cash distributions received from the Local Partnerships remain relatively, immaterial. Distributions of approximately $72,000 and $46,000 were received during the three months ended June 30, 2001 and 2000, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,299,000 and $3,179,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respec-tively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS
---------------------

The Partnership's results of operations for the three months ended June 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Other income increased approximately $19,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to escrow interest received in the first quarter of 2001 at two Local Partnerships as well as an increase in miscellaneous fees and late charges at the same two Local Partnerships.

Total expenses, excluding operating remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Operating increased approximately $139,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in heat and gas usage at six Local Partnerships and an under accrual of water at a seventh Local Partnership during the three months ended June 30, 2000.

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


Date:  July 20, 2001

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  July 20, 2001

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)