Form 10-Q
period 2001-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2001-10-19
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               SEPTEMBER 30,    MARCH 31,
                                                    2001           2001
                                               ------------  ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $46,606,907 and $43,831,616,
  respectively                                $ 136,365,720    $ 139,037,797
Cash and cash equivalents                         1,272,225        1,831,790
Cash held in escrow                               9,628,229        9,043,681
Deferred costs, net of accumulated
  amortization of $1,129,677
  and $1,032,568, respectively                    1,806,418        1,903,527
Other assets                                      1,687,534        2,137,362
                                              -------------    -------------
Total assets                                  $ 150,760,126    $ 153,954,157
                                              =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                      $  96,272,794    $  97,310,166
  Accounts payable and other liabilities         10,400,171        9,987,305
  Due to local general partners and
   affiliates                                     5,638,756        5,622,374
  Due to general partner and affiliates           5,332,876        4,921,723
                                               ------------     ------------
Total liabilities                               117,644,597      117,841,568
                                               ------------     ------------

Minority interest                                 5,562,666        6,226,648
                                               ------------     ------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                       27,960,209       30,269,956
  General partner                                  (407,346)        (384,015)
                                               ------------     ------------
Total partners' capital (deficit)                27,552,863       29,885,941
                                               ------------     ------------
Total liabilities and partners'
  capital (deficit)                           $ 150,760,126    $ 153,954,157
                                              =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                            SEPTEMBER 30,                    SEPTEMBER 30,
                       ---------------------------    ----------------------------
                            2001          2000             2001            2000
                      ------------    ------------    ------------    ------------
Revenues
Rental income         $  4,950,923    $  4,875,945    $  9,806,482    $  9,724,917
Other income               195,305         172,875         328,145         287,101
                      ------------    ------------    ------------    ------------
                         5,146,228       5,048,820      10,134,627      10,012,018
                      ------------    ------------    ------------    ------------
Expenses
General and
  administrative           883,848         943,821       1,733,934       1,850,384
General and
  administrative-
  related parties
  (Note 2)                 490,799         500,177         989,017       1,011,439
Repairs and
  maintenance            1,042,769       1,079,397       1,910,024       1,901,920
Operating                  765,952         651,857       1,576,713       1,324,085
Taxes                      345,787         331,243         653,094         658,217
Insurance                  194,696         181,924         393,991         393,653
Financial,
  principally
  interest               1,143,574       1,218,207       2,348,038       2,459,648
Depreciation and
  amortization           1,464,836       1,488,536       2,872,400       2,914,055
                      ------------    ------------    ------------    ------------
Total expenses           6,332,261       6,395,162      12,477,211      12,513,401
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,186,033)     (1,346,342)     (2,342,584)     (2,501,383)
Minority interest
  in loss of
  subsidiaries               1,944           2,905           9,506          10,648
                      ------------    ------------    ------------    ------------

Net loss              $ (1,184,089)   $ (1,343,437)   $ (2,333,078)   $ (2,490,735)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,172,248)   $ (1,300,003)   $ (2,309,747)   $ (2,465,828)
                       ===========     ===========     ===========     ===========
Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============     ===========     ===========     ===========

Net loss per BAC      $     (15.27)   $     (17.32)   $     (30.08)   $     (32.11)
                      ============     ===========     ===========     ===========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital
                                   (Deficit)
                                  (Unaudited)

                                      LIMITED           GENERAL
                        TOTAL         PARTNERS          PARTNER
                    -----------     ------------    ------------
Partners' capital
  (deficit)
  April 1, 2001     $ 29,885,941    $ 30,269,956    $   (384,015)

Net loss              (2,333,078)     (2,309,747)        (23,331)
                     -----------     -----------    ------------

Partners' capital
  (deficit)
  September 30,
  2001              $ 27,552,863    $ 27,960,209    $   (407,346)
                    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
Cash flows from operating activities:
Net loss                                      $(2,333,078)   $(2,490,735)
                                              -----------    -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                   2,872,400      2,914,055
Minority interest in loss of
  subsidiaries                                     (9,506)       (10,648)
Increase in due to general
  partner and affiliates                          411,153        591,097
Increase (decrease) in accounts
  payable and other liabilities                   412,866       (101,393)
Decrease in other assets                          449,828         57,216
Increase in cash held in escrow                  (593,882)      (224,324)
                                              -----------    -----------
Total adjustments                               3,542,859      3,226,003
                                              -----------    -----------

Net cash provided by
  operating activities                          1,209,781        735,268
                                              -----------    -----------

Cash flows from investing activities:
Increase in property and
  equipment                                      (103,214)      (225,398)
Decrease in cash held in escrow                     9,334         67,700
Increase (decrease) in due to local general
  partners and affiliates                          16,382       (261,814)
                                              -----------    -----------

Net cash used in
  investing activities                            (77,498)      (419,512)
                                              -----------    -----------



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   SIX MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
Cash flows from financing activities:
Proceeds from mortgage notes payable                    0      6,889,970
Repayment of mortgage notes                    (1,037,372)      (974,829)
Repayment of construction loan
  payable                                               0     (6,740,018)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest              (654,476)       (65,969)
Increase in deferred costs                              0        (42,425)
                                              -----------    -----------

  Net cash used in financing activities        (1,691,848)      (933,271)
                                              -----------    -----------

Net decrease in cash
  and cash equivalents                           (559,565)      (617,515)

Cash and cash equivalents at
  beginning of period                           1,831,790      2,256,497
                                              -----------    -----------

Cash and cash equivalents at
  end of period                               $ 1,272,225    $ 1,638,982
                                              ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $13,000 and $8,000 and $7,000 and $14,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local
Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                SEPTEMBER 30,           SEPTEMBER 30,
                         -----------------------   -----------------------
                             2001         2000        2001          2000
                         ----------   ----------   ----------   ----------
Partnership management
 fees (a)                $  220,000   $  220,000   $  440,000   $  440,000
Expense reimburse-
  ment (b)                   27,601       36,714       56,601       68,455
Local administra-
  tive fee (c)               16,000       20,000       32,000       40,000
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner           263,601      276,714      528,601      548,455
                         ----------   ----------   ----------   ----------
Property management
 fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners          227,198      223,463      460,416      462,984
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties        $  490,799   $  500,177   $  989,017   $1,011,439
                         ==========   ==========   ==========   ==========

------------
(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

    distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,519,000 and $3,179,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001.

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

LOS ANGELES LIMITED PARTNERSHIP

The Local Partnership is a defendant in a civil action. The Local Partnership intends to vigorously defend this action which it considers groundless. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this claim. The Local Partnership has referred this matter to its liability insurance company and believes that most if not all of the claim which might be asserted would be covered by the applicable insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

As of September 30, 2001, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $83,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the six months ended September 30, 2001, approximately $9,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $560,000 during the six months ended September 30, 2001 due to repayments of mortgage note payable ($1,037,000), acquisition of property and equipment ($103,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($654,000) which exceeded a decrease in cash held in escrow relating to investing activities ($9,000), an increase in due to local general partners and affiliates ($16,000) and cash provided by operating activities ($1,210,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,872,000).

The working capital reserve at September 30, 2001 was approximately $31,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $81,000 and $46,000 were received during the six months ended September 30, 2001 and 2000, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,519,000 and $3,179,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 2% and 1% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Other income increased approximately $22,000 and $41,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in investment income, late charges and miscellaneous fees at one Local Partnership and an increase in interest income at a second Local Partnership.

Total expenses, excluding operating expenses, remained fairly consistent with a decrease of approximately 3% for both the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Operating expenses increased approximately $114,000 and $253,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in heat and gas usage at six Local Partnership and an underaccrual of water charges at a seventh Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - This information is incorporated by reference to the discussion of Los Angeles Limited Partnership in Commitments and Contingencies contained in Item 1.

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

           (3B) Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

           (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

           (10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

           (10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

           (27)  Financial Data Schedule (filed herewith).
-----------
          *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

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

Date:  October 18, 2001

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes,
                       Senior Vice President
                       (principal financial officer)

Date:  October 18, 2001

                   By: /s/ Glenn F. Hopps
                       ------------------
                       Glenn F. Hopps,
                       Treasurer
                       (principal accounting officer)