Form 10-Q
period 2001-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2002-01-29
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
--- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR
--- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     --

                         PART I - Financial Information

Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              December 31,       March 31,
                                                  2001             2001
                                              -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $47,972,920 and $43,831,616,
  respectively                                $ 135,104,335    $ 139,037,797
Cash and cash equivalents                         1,227,738        1,831,790
Cash held in escrow                               9,842,216        9,043,681
Deferred costs, net of accumulated
  amortization of $1,180,086
  and $1,032,568, respectively                    1,756,009        1,903,527
Other assets                                      2,027,601        2,137,362
                                              -------------    -------------
Total assets                                  $ 149,957,899    $ 153,954,157
                                              =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                      $  95,817,694    $  97,310,166
  Accounts payable and other liabilities         11,005,369        9,987,305
  Due to local general partners and
   affiliates                                     5,724,882        5,622,374
  Due to general partner and affiliates           5,596,932        4,921,723
                                              -------------    -------------
Total liabilities                               118,144,877      117,841,568
                                              -------------    -------------

Minority interest                                 5,510,666        6,226,648
                                              -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                       26,722,207       30,269,956
  General partner                                  (419,851)        (384,015)
                                              -------------    -------------
Total partners' capital (deficit)                26,302,356       29,885,941
                                              -------------    -------------
Total liabilities and partners'
  capital (deficit)                           $ 149,957,899    $ 153,954,157
                                              =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ----------------------------    ----------------------------
                           Three Months Ended             Nine Months Ended
                               December 31,                  December 31,
                      ----------------------------    ----------------------------
                          2001            2000            2001            2000
                      ----------------------------    ----------------------------
Revenues
Rental income         $  4,860,699    $  4,888,376    $ 14,667,181    $ 14,613,293
Other income               279,400         216,745         607,545         503,846
                      ------------    ------------    ------------    ------------
                         5,140,099       5,105,121      15,274,726      15,117,139
                      ------------    ------------    ------------    ------------
Expenses
General and
  administrative           865,264         839,723       2,599,198       2,690,107
General and
  administrative-
  related parties
  (Note 2)                 501,038         511,543       1,490,055       1,522,982
Repairs and
  maintenance            1,052,398       1,021,300       2,962,422       2,961,710
Operating                  608,624         561,667       2,185,337       1,847,262
Taxes                      340,098         329,262         993,192         987,479
Insurance                  190,523         191,205         584,514         584,858
Financial,
  principally
  interest               1,418,239       1,408,648       3,766,277       3,868,296
Depreciation and
  amortization           1,416,422       1,488,466       4,288,822       4,402,521
                      ------------    ------------    ------------    ------------
Total expenses           6,392,606       6,351,814      18,869,817      18,865,215
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,252,507)     (1,246,693)     (3,595,091)     (3,748,076)
Minority interest
  in loss of
  subsidiaries               2,000           1,988          11,506          12,636
                      ------------    ------------    ------------    ------------

Net loss              $ (1,250,507)   $ (1,244,705)   $ (3,583,585)   $ (3,735,440)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,238,002)   $ (1,232,258)   $ (3,547,749)   $ (3,698,086)
                      ============    ============    ============    ============

Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============    ============    ============    ============

Net loss per BAC      $     (16.12)   $     (16.05)   $     (46.20)   $     (48.16)
                      ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                   -----------------------------------------------
                                     Limited         General
                        Total        Partners        Partner
                   -----------------------------------------------
Partners' capital
  (deficit)
  April 1, 2001     $ 29,885,941     $ 30,269,956    $   (384,015)

Net loss              (3,583,585)      (3,547,749)        (35,836)
                     ------------    ------------    ------------

Partners' capital
  (deficit)
  December 31,
   2001             $ 26,302,356     $ 26,722,207    $   (419,851)
                    ============     ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                          --------------------------------------
                                                   Nine Months Ended
                                                      December 31,
                                          --------------------------------------
                                             2001                      2000
                                          --------------------------------------
Cash flows from operating activities:
Net loss                                  $(3,583,585)              $(3,735,440)
                                          -----------               -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization               4,288,822                 4,402,521
Minority interest in loss of
  subsidiaries                                (11,506)                  (12,636)
Increase in due to general
  partner and affiliates                      675,209                   938,489
Increase in accounts payable
  and other liabilities                     1,018,064                   649,191
Decrease (increase) in other assets           109,761                  (110,979)
Increase in cash held in escrow              (807,869)                 (418,474)
                                          -----------               -----------
Total adjustments                           5,272,481                 5,448,112
                                          -----------               -----------

Net cash provided by
  operating activities                      1,688,896                 1,712,672
                                          -----------               -----------

Cash flows from investing activities:
Increase in property and
  equipment                                  (207,842)                 (245,356)
Decrease in cash held in escrow                 9,334                    67,700
Increase in due to local general
  partners and affiliates                     262,155                    38,550
Decrease in due to local general
  partners and affiliates                    (159,647)                 (303,505)
                                          -----------               -----------

Net cash used in
  investing activities                        (96,000)                 (442,611)
                                          -----------               -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                          --------------------------------------
                                                   Nine Months Ended
                                                      December 31,
                                          --------------------------------------
                                             2001                      2000
                                          --------------------------------------
Cash flows from financing activities:

Proceeds from mortgage notes payable                0                 6,889,970
Repayment of mortgage notes                (1,492,472)               (1,492,029)
Repayment of construction loan
  payable                                           0                (6,740,018)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest          (704,476)                 (145,291)
Increase in deferred costs                          0                   (42,425)
                                          -----------               -----------

  Net cash used in financing activities    (2,196,948)                (1,529,793)
                                          -----------               -----------

Net decrease in cash
  and cash equivalents                       (604,052)                 (259,732)

Cash and cash equivalents at
  beginning of period                       1,831,790                 2,256,497
                                          -----------               -----------

Cash and cash equivalents at
  end of period                           $ 1,227,738               $ 1,996,765
                                          ===========               ===========

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $10,000 and $21,000 and $24,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective sub-

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

sidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                       Three Months Ended      Nine Months Ended
                          December 31,           December 31,
                       -------------------   -------------------
                         2001       2000      2001       2000
                       -------------------   -------------------
Partnership manage-
  ment fees (a)        $220,000   $220,000   $660,000   $660,000
Expense reimburse-
  ment (b)               46,018     51,433    102,619    119,888
Local administra-
  tive fee (c)           16,000     20,000     48,000     60,000
                       --------   --------   --------   --------
Total general and
  administrative-

  General Partner       282,018    291,433    810,619    839,888
                       --------   --------   --------   --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners      219,020    220,110    679,436    683,094
                       --------   --------   --------   --------
Total general and
  administrative-

  related parties      $501,038   $511,543 $1,490,055 $1,522,982
                       --------   --------   --------   --------

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,739,000 and $3,179,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001.

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

LOS ANGELES LIMITED PARTNERSHIP

The Local Partnership is a defendant in a civil action involving a fall by the plaintiff in her apartment seeking damages of $50,000. The Local Partnership intends to vigorously defend this action which it considers groundless. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this claim. The Local Partnership has referred this matter to its liability insurance company and believes that most if not all of the claim which might be asserted would be covered by the applicable insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

As of December 31, 2001, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $83,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the nine months ended December 31, 2001, approximately $9,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $604,000 during the nine months ended December 31, 2001 due to repayments of mortgage note payable ($1,492,000), acquisition of property and equipment ($208,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($704,000) which exceeded a decrease in cash held in escrow relating to investing activities ($9,000), a net increase in due to local general partners and affiliates ($103,000) and cash provided by operating activities ($1,689,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,289,000).

The working capital reserve at December 31, 2001 was approximately $19,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $81,000 and $46,000 were received during the nine months ended December 31, 2001 and 2000, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,739,000 and $3,179,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and nine months ended December 31, 2001 and 2000 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

Other income increased approximately $63,000 and $104,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in investment income, late charges and miscellaneous fees at one Local Partnership and an insurance refund received by a second Local Partnership.

Total expenses, excluding operating expenses, remained fairly consistent with decreases of approximately 1% and 2% for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

Operating expenses increased approximately $338,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to an increase in heat and gas usage at six Local Partnership and an underaccrual of water charges at a seventh Local Partnership.

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

Date:  January 28, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:  January 28, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)