Form 10-K
period 2002-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2002-06-10
CIK 869615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                         Commission File Number 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               13-3589920
--------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Madison Avenue, New York, New York                               10022
-----------------------------------------                        --------------
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

The Partnership's was formed to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2002, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2002, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds had been invested in Local Partnerships of which approximately $33,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See Item 2, Properties, below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times dur-ing such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2002. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14, Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                                                        % of Units Occupied at May 1,
Name and Location                                                             -----------------------------------------------
(Number of Units)                                 Date Acquired               2002       2001       2000       1999      1998
-----------------                                 -------------               ----       ----       ----       ----      ----
Harbor Court Limited Partnership                  December 1991               100%       100%        98%        95%       93%
Staten Island, NY (40)

Old Public Limited Partnership                    December 1991                61%        85%        48%        87%       80%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership             February 1992                97%        91%        97%        99%       97%
Salem, OR (104)

655 North Street Limited Partnership              March 1992                   83%        85%        80%        74%       81%
Baton Rouge, LA (195)

Landreth Venture                                  March 1992                   94%        90%        90%        90%       94%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.              March 1992                   97%        98%        96%        94%       91%
Homestead, FL (123)

Bethel Villa Associates, L.P.                     April 1992                   97%        99%        96%       100%      100%
Wilmington, DE (150)

West Diamond Street Associates                    May 1992                    100%        96%       100%        93%      100%
Philadelphia, PA (28)

Susquehanna Partners                              May 1992                     94%       100%        85%        87%       94%
Philadelphia, PA (47)

Boston Bay Limited Partnership                    August 1992                 100%        96%        98%        98%       98%
Boston, MA (88)

Morrant Bay Limited Partnership                   August 1992                  97%        96%        98%        99%       97%
Boston, MA (130)

Hope Bay Limited Partnership                      August 1992                  96%       100%        98%        98%      100%
Boston, MA (45)

Lares Apartments Limited Partnership              August 1992                 100%       100%       100%       100%      100%
Lares, PR (102)

Lajas Apartments Limited Partnership              August 1992                 100%       100%       100%       100%      100%
Lajas, PR (99)

Arlington-Rodeo Properties                        August 1992                  90%       100%       100%       100%      100%
Los Angeles, CA (29)

Conifer Bateman Associates                        August 1992                  88%        83%        83%        92%       88%
Lowville, NY (24)

Hampden Hall Associates, L.P.                     September 1992               95%        97%       100%        93%       97%
St. Louis, MO (75)

Chester Renaissance Associates                    September 1992               95%        95%       100%       100%      100%

                           --------------------------

                                                                                        % of Units Occupied at May 1,
Name and Location                                                             -----------------------------------------------
(Number of Units)                                 Date Acquired               2002       2001       2000       1999      1998
-----------------                                 -------------               ----       ----       ----       ----      ----
Chester, PA (20)

Homestead Apts. II LTD.                           October 1992                 99%        95%        96%        94%       94%
Homestead, FL (112)

P.S. 157 Associates, L.P.                         November 1992               100%       100%       100%       100%       99%
New York, NY (73)

Cloisters Limited Partnership II                  November 1992                97%       100%        95%       100%       94%
Philadelphia, PA (65)

Creative Choice Homes II, LTD.                    December 1992                98%        94%        97%        98%       98%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.                  December 1992                94%        99%       100%        99%       95%
Milford, DE (73)

BX-7F Associates, L.P.                            January 1993                 98%        99%        95%        99%       94%
Bronx, NY (85)

Los Angeles Limited Partnership                   May 1993                    100%       100%       100%       100%      100%
Rio Piedras, PR (124)

Christine Apartments, L.P.                        June 1993                    94%       100%        88%        94%       97%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.                 July 1993                    99%        98%        98%        98%       99%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.                    October 1993                 84%        91%        94%        92%       96%
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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were not available to the Partnership.

Item 3. Legal Proceedings.

This information is incorporated by reference to the discussion of Old Public Limited Partnership in the Results of Operations of Certain Local Partnerships contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2002, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 6, 2002, the Partnership has approximately 4,597 registered holders of an aggregate of 76,786 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,578 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (the "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative costs incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $2,789 which are reflected as "other income" on the financial statements for Fiscal Year 2001.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                                           Year Ended March 31,
                                      ---------------------------------------------------------------------------------------------
OPERATIONS                                2002                 2001                 2000                1999               1998*
----------                            ------------         ------------         ------------        ------------       ------------
Revenues                              $ 20,573,977         $ 20,741,395         $ 20,786,356        $ 20,525,657       $ 20,204,698

Operating expenses                     (26,069,921)         (26,200,525)         (26,611,223)        (25,708,315)       (24,944,950)
                                       -----------          -----------          -----------         -----------        -----------

Loss before minority interest           (5,495,944)          (5,459,130)          (5,824,867)         (5,182,658)        (4,740,252)

Minority interest in loss of                13,750               15,252               20,636              17,208             35,144
  subsidiaries                         -----------          -----------          -----------         -----------        -----------

Net loss                              $ (5,482,194)        $ (5,443,878)        $ (5,804,231)       $ (5,165,450)      $ (4,705,108)
                                       ===========          ===========          ===========         ===========        ===========

Net loss per weighted average BAC     $     (70.70)        $     (70.20)        $     (74.85)       $     (66.61)      $     (60.66)
                                       ===========          ===========          ===========         ===========        ===========


                                                                                              March 31,
                                      ---------------------------------------------------------------------------------------------
FINANCIAL POSITION                        2002                 2001                 2000                1999               1998*
------------------                    ------------         ------------         ------------        ------------       ------------
Total assets                          $147,768,441         $153,954,157         $159,362,792        $164,969,973       $170,786,367
                                       ===========          ===========          ===========         ===========        ===========

Total liabilities                     $117,856,272         $117,841,568         $117,620,369        $117,234,753       $118,016,288
                                       ===========          ===========          ===========         ===========        ===========

Minority interest                     $  5,508,422         $  6,226,648         $  6,412,604        $  6,601,170       $  6,470,579
                                       ===========          ===========          ===========         ===========        ===========

Total partners' capital               $ 24,403,747         $ 29,885,941         $ 35,329,819        $ 41,134,050       $ 46,299,500
                                       ===========          ===========          ===========         ===========        ===========

During the years ended March 31, 2002, 2001, 2000, 1999 and 1998, total assets and liabilities decreased primarily due to depreciation partially offset by a mortgage refinancing. During the year ended March 31, 1998, total assets decreased primarily due to depreciation and a loss on impairment of assets.

*Reclassified for comparative purposes.

                  Selected Quarterly Financial Data (Unaudited)

                                                                              Quarter Ended
                                    ---------------------------------------------------------------------------------------------
OPERATIONS                               June 30,                 September 30,             December 31,            March 31,
                                           2001                       2001                     2001                   2002
----------                          ------------------         ------------------       ------------------      -----------------
Revenues                               $ 4,988,399                $ 5,146,228              $ 5,140,099             $ 5,299,251

Operating expenses                      (6,144,950)                (6,332,261)              (6,392,606)             (7,200,104)
                                        ----------                 ----------               ----------              ----------

Loss before minority
  interest                              (1,156,551)                (1,186,033)              (1,252,507)             (1,900,853)

Minority interest in
  loss of subsidiaries                       7,562                      1,944                    2,000                   2,244
                                        ----------                 ----------               ----------              ----------

Net loss                               $(1,148,989)               $(1,184,089)             $(1,250,507)            $(1,898,609)
                                        ==========                 ==========               ==========              ==========

Net loss per weighted
average BAC                            $    (14.81)               $    (15.27)             $    (16.12)            $    (24.50)
                                        ==========                 ==========               ==========              ==========


                                                                              Quarter Ended
                                    ---------------------------------------------------------------------------------------------
OPERATIONS                               June 30,                 September 30,             December 31,            March 31,
                                           2001                       2001                     2001                   2002
----------                          ------------------         ------------------       ------------------      -----------------
Revenues                               $ 4,963,198                $ 5,048,820              $ 5,105,121             $ 5,624,256

Operating expenses                      (6,118,239)                (6,395,162)              (6,351,814)             (7,335,310)
                                        -----------                -----------              -----------             -----------

Loss before minority
  interest                              (1,155,041)                (1,346,342)              (1,246,693)             (1,711,054)

Minority interest in
  loss of subsidiaries                       7,743                      2,905                    1,988                   2,616
                                        ----------                 ----------               ----------              ----------

Net loss                               $(1,147,298)               $(1,343,437)             $(1,244,705)            $(1,708,438)
                                        ----------                 ----------               ----------              ----------

Net loss per weighted
average BAC                            $    (14.79)               $    (17.32)             $    (16.05)            $    (22.04)
                                        ==========                 ==========               ==========              ==========


Cash Distributions
------------------

There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2002 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Distributions of approximately $102,000, $288,000 and $34,000 were received during the years ended March 31, 2002, 2001 and 2000, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2002, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $33,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2002, $59,000 was paid from escrow.

During the year ended March 31, 2002, cash and cash equivalents decreased approximately $571,000. This decrease is due to acquisition of property and equipment ($511,000), a decrease in due to Local General Partners and affiliates relating to investing and financing activities ($273,000), an increase in deferred costs ($27,000,) repayment of mortgage loan ($2,254,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($704,000) which exceeded cash provided by operating activities ($3,138,000) and a decrease in cash held in escrow relating to investing activities ($59,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,784,000).

The Partnership's unconsolidated working capital reserve at March 31, 2002 was approximately $10,000.

Partnership management fees owed to the General Partner amounting to approximately $3,959,000 were accrued and unpaid as of March 31, 2002. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Through March 31, 2002, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively.)

The Partnership's results of operations for the 2001, 2000 and 1999 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $5,482,194, $5,443,878 and $5,804,231, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,986,066 and $11,986,066 of Housing Tax Credits during the 2001, 2000 and 1999 tax years, respectively.

2001 vs. 2000
-------------

Rental income remained fairly consistent with an increase of less than 1% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Other income decreased approximately $268,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year due to an decrease in escrow interest received at one Local Partnership and a decrease in transfer fees received at the Partnership Level.

Total expenses, excluding insurance, remained fairly consistent with a decrease of approximately 1% for the 2001 Fiscal Year as compared with the 2000 Fiscal Year.

Insurance increased approximately $156,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to an underaccrual of insurance charges at four Local Partnerships during the 2000 Fiscal year.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Hope Bay Limited Partnership("Hope Bay")
----------------------------------------

Hope Bay has been experiencing higher operating costs attributable, in part, to the project's dependence upon gas for heating and escalating repair costs. These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, have resulted in operating cash flow not meeting all current obligations as they become due. At December 31, 2001, current liabilities exceed current assets by approximately $50,000 creating a liquidity problem. This raises doubt as to whether Hope Bay will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability that might be necessary should Hope Bay be unable to continue as a going concern.

Hope Bay's management has requested and received a HUD approval rent increase of approximately 2% for all units effective December 1, 2001. Hope Bay's management continuously monitors operating costs and will request additional rent increases when allowed by HUD.

The Partnership's investment in Hope Bay at March 31, 2002 was $76,770 and the minority interest balance at that date was approximately ($4,000). Hope Bay's net loss after minority interest amounted to approximately $146,000 for the 2001 Fiscal Year.

Old Public Limited Partnership
------------------------------

Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor (the "Bank"). On or about February 9, 2001, the United States Bankruptcy Court for the Middle District of Tennessee entered a Final Decree closing the Old Public bankruptcy case. On September 10, 1999 the debtor filed its Second Amended Plan of Reorganization and thereafter filed two modifications. On February 18, 2000 the Judge ordered that the plan be confirmed in its entirety and the Reorganized Debtor (Old Public Limited Partnership) must effectuate the Plan according with the terms of the plan and the confirmation order. It was also ordered that the proceedings, Old Public Limited Partnership vs. First National Bank of Pulaski, Tennessee be dismissed without prejudice.

As of March 31, 2002, Old Public owes the Partnership approximately $822,000.

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


Item7A.  Quantitative and Qualitative Disclosure About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                                   15

         Consolidated Balance Sheets at March 31, 2002 and 2001                         75

         Consolidated Statements of Operations for the Years Ended March 31,
         2002, 2001 and 2000                                                            76

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March 31, 2002, 2001 and 2000                                  77

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2002, 2001 and 2000                                                            78

         Notes to Consolidated Financial Statements                                     79

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (2001, 2000 and 1999 Fiscal Years) subsidiary partnerships whose losses aggregated $4,071,996, $4,195,591 and $3,986,583 for the 2001, 2000 and 1999 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 2002 and 2001, presented in the accompanying consolidated financial statements. The financial statements for twenty-seven of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 5, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2001 and 2000, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2001

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon

February 4, 2002

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 6, 2001

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and free of material misstatement. An audit includes examining, or a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 28, 2002, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated January 28, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 21 to 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 2002

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

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Metairie, Louisiana
January 30, 2001

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture


We have audited the accompanying balance sheet of Landreth Venture as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Landreth Venture for the year ended December 31, 2000, were audited by other auditors whose report, dated February 9, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basis financial statements taken as a whole. The supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2001, dated February 8, 2002, on our consideration of Landreth Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

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

/s/ Ziner, Kennedy, Lehan LLP
February 9, 2001
Boston, Massachusetts

[Letterhead of Friedman, Alpren & Green LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES, LTD.(a limited partnership) as of December 31, 2001 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES, LTD. as of December 31, 2001, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Friedman, Alpren & Green LLP
New York, New York
January 30, 2002

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


/s/Friedman, Alpren & Green LLP
New York, New York
January 26, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P..

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, or a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, LP. as of December 31, 2001 and 2000 and 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 26 and 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 31, 2002 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD and DSHA programs, and fair housing and non-discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland                             Taxpayer Identification Number:
January 31, 2002                               52-1088612



Lead Auditor: James P. Martinko

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

Lead Auditor: Robert J.  Denmark

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
 T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2001 and 2000 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2001 and 2000, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 16, 2002

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 31, 2001

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards (issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 8, 2002

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

/s/ J.H.  Williams & Co., LLP
Kingston, Pennsylvania
February 9, 2001

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 2001, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2001, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 15, 2002 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 15, 2002 on its compliance with laws and regulations, and reports dated January 15, 2002 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2002

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 20, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 2001, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2001, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 17, 2002 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 17, 2002 on its compliance with laws and regulations, and reports dated January 17, 2002 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 16 through 29) is presented for the purpose of additional analysis and to comply with reporting requirements of the Massachusetts Housing Finance Agency and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 2002

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 22, 2000

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 2001, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2001, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 15, 2002 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 15, 2002 on its compliance with laws and regulations, and reports dated January 15, 2002 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjuction with this report in considering the results of our audit.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2002

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 21, 2000

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 29, 2002, on my consideration of Lares Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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



/s/ Armando A. Suarez, CPA
San Juan, Puerto Rico
January 29, 2002

The stamp #1713602 of the CPA's College of PR was affixed to the original of this report.

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

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-0660422313, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 25, 2002, on my consideration of Lajas Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ Armando A. Suarez, CPA
January 25, 2002
San Juan, Puerto Rico

The stamp #1713599 of the CPA's College of PR was affixed to the original of this report.

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

[Letterhead of Ree & Kim]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Ree and Kim
Los Angeles, California
February 23, 2002

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

/s/ Ree & Kim
Los Angeles, California
February 15, 2001

[Letterhead of Insero, Kasperski, Ciaccia & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates
(A Limited Partnership)
Lowville, New York

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 2001 and 2000 and the related statements of changes in partners' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully Submitted,

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 30, 2002

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

[Letterhead of Mortland Co. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 2001 and the related statements of loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall associates, L.P., as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Mortland & Co., P.C.
St. Louis, Missouri
February 15, 2002

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

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheet of Chester Renaissance Associates as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Chester Renaissance Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 14, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2001 audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2001, dated January 18, 2002, on our consideration of Chester Renaissance Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Reznick, Fedder & Silverman
Baltimore, Maryland
January 18, 2002

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

[Letterhead of Friedman, Alpren & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. (a limited partnership), as of December 31, 2001, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2001, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Friedman, Alpren & Green L.L.P.
New York, New York
January 30, 2002

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


/s/ Friedman Alpren & Green L.L.P.
New York, New York
January 26, 2000

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, New York

We have audited the accompanying balance sheet of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2001, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of P.S. 157 Associates, L.P. as of and for the year ended December 31, 2000 were audited by the firm of Klein, Petitto, Zapolsky & Company, LLP who merged their practice into Rosen Seymour Shapss Martin & Company LLP effective October 1, 2001, and whose report dated January 31, 2001 stated that they were not aware of any material modifications that should be made to the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity and accounting principles generally accepted in the United States of America.





/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
New York, New York
January 28, 2002

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

/s/ Klein, Petitto, Zapolsky, & Company, LLP
Great Neck, NY
January 31, 2001
except for Note 10, as to which the date is
February 15, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cloisters Limited Partnership II for the year ended December 31, 2000, were audited by other auditors whose report, dated January 28, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2001, the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 1, 2002

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

/s/ Ziner, Kennedy & Lehan L.L.P.
Boston, Massachusetts
February 6, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 18, 2002 on our consideration of Creative Choice Homes II, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit..



/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 2002

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


/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Taxpayer Identification Number: 52-1088612
January 7, 2000

[Letterhead of Halbert, Katz & Co., P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of MILFORD CROSSING ASSOCIATES, L.P., as of December 31, 2001 and December 31, 2000, and the related statements of loss, partners' capital (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS issued by the comptroller general of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILFORD CROSSING ASSOCIATES, L.P. as of December 31, 2001 and December 31, 2000 and the results of its operations, changes in partners' capital (capital deficiency) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued buy the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2002, on our consideration of MILFORD CROSSING ASSOCIATES, L.P'S internal controls, and reports dated January 31, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2002

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

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2001

[Letterhead of Citrin Cooperman & Company, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7X ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 2001 and 2000 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Citrin Cooperman & Company, L.L.P.
January 31, 2002
White Plains, New York

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

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2001 and 2000, and the related statements of loss, changes in Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America which require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Los Angeles Limited Partnership rent income from subsidies is approximately 86% of total Partnership revenues. As disclosed in Note 1-A, the actual rent subsidy contract is due since December 31, 2001 (124 units).

/s/ Amilcar Torres Rivera, CPA
Stamp #1652577 of the
Puerto Rico Society of
CPA's was affixed to the original.

San Juan, Puerto Rico
January 28, 2002

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

/s/ Amilcar Torres Rivera, CPA
Stamp #1652521 of the
Puerto Rico Society of
CPA's was affixed to the original.

San Juan, Puerto Rico
January 29, 2001

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2001 and 2000 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 5, 2002 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 5, 2002

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 9, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 2001 and 2000, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 3, 2002

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 5, 2001

                                           INDEPENDENCE TAX CREDIT PLUS L.P.
                                                 AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         March 31,
                                                                            -----------------------------------
                                                                                2002                   2001
                                                                            ------------           ------------
Property and equipment - net of accumulated depreciation
  (Notes 2 and 4)                                                           $133,957,550           $139,037,797
Cash and cash equivalents (Notes 2 and 10)                                     1,261,107              1,831,790
Cash held in escrow (Note 5)                                                   9,401,655              9,043,681
Deferred costs, less accumulated amortization (Notes 2 and 6)                  1,737,440              1,903,527
Other assets                                                                   1,410,689              2,137,362
                                                                             -----------            -----------

    Total assets                                                            $147,768,441           $153,954,157
                                                                             ===========            ===========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
  Mortgage notes payable (Note 7)                                           $ 95,056,576           $ 97,310,166
  Accounts payable and other liabilities                                      11,545,339              9,987,305
  Due to local general partners and affiliates (Note 8)                        5,301,570              5,622,374
  Due to general partner and affiliates (Note 8)                               5,952,787              4,921,723
                                                                             -----------            -----------


    Total liabilities                                                        117,856,272            117,841,568
                                                                             -----------            -----------

Minority interest (Note 2)                                                     5,508,422              6,226,648
                                                                             -----------            -----------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
  Limited partners (76,786 BACs issued and outstanding)                       24,842,584             30,269,956
  General partner                                                               (438,837)              (384,015)
                                                                             -----------            -----------

Total partners' capital (deficit)                                             24,403,747             29,885,941
                                                                             -----------            -----------

Total liabilities and partners' capital (deficit)                           $147,768,441           $153,954,157
                                                                             ===========            ===========

See accompanying notes to consolidated financial statements.


                                                   INDEPENDENCE TAX CREDIT PLUS L.P.
                                                           AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year Ended March 31,
                                                                            -----------------------------------------------
                                                                                2002              2001             2000
                                                                            -----------       -----------       -----------
Revenues
Rental income                                                               $19,709,111       $19,608,699       $19,685,737
Other                                                                           864,866         1,132,696         1,100,619
                                                                             ----------        ----------        ----------
                                                                             20,573,977        20,741,395        20,786,356
                                                                             ----------        ----------        ----------

Expenses
General and management                                                        4,464,570         4,562,706         4,651,071
General and management-related parties (Note 8)                               2,034,370         2,036,822         2,043,369
Repairs and maintenance                                                       4,181,192         4,417,480         3,982,080
Operating                                                                     2,282,654         2,117,002         2,087,822
Taxes                                                                         1,252,782         1,276,023         1,284,332
Insurance                                                                       860,878           704,620           742,869
Financial, primarily interest                                                 5,209,654         5,335,735         5,611,437
Depreciation and amortization                                                 5,783,821         5,750,137         6,208,243
                                                                             ----------        ----------        ----------

      Total expenses                                                         26,069,921        26,200,525        26,611,223
                                                                             ----------        ----------        ----------

Loss before minority interest                                                (5,495,944)       (5,459,130)       (5,824,867)

Minority interest in loss of subsidiaries                                        13,750            15,252            20,636
                                                                             ----------        ----------        ----------

Net loss                                                                    $(5,482,194)      $(5,443,878)      $(5,804,231)
                                                                             ==========        ==========        ==========


Net loss-limited partners                                                   $(5,427,372)      $(5,389,439)      $(5,746,189)
                                                                             ==========        ==========        ==========

Number of BACs outstanding                                                       76,768            76,768            76,768
                                                                             ==========        ==========        ==========

Net loss per BAC                                                            $    (70.70)      $    (70.20)      $    (74.85)
                                                                             ==========        ==========        ==========


See accompanying notes to consolidated financial statements.


                                                 INDEPENDENCE TAX CREDIT PLUS L.P.
                                                        AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                                                 Limited        General
                                                                                  Total          Partners       Partner
                                                                               -----------     -----------     ---------
Partners' capital (deficit) - April 1, 1999                                    $41,134,050     $41,405,584     $(271,534)

Net loss                                                                        (5,804,231)     (5,746,189)      (58,042)
                                                                                ----------      ----------      --------

Partners' capital (deficit) - March 31, 2000                                    35,329,819      35,659,395      (329,576)
                                                                                                                        -

Net loss                                                                        (5,443,878)     (5,389,439)      (54,439)
                                                                                ----------      ----------      --------

Partners' capital (deficit) - March 31, 2001                                    29,885,941      30,269,956      (384,015)

Net Loss                                                                        (5,482,194)     (5,427,372)      (54,822)
                                                                                ----------      ----------      --------

Partners' capital (deficit) - March 31, 2002                                   $24,403,747     $24,842,584     $(438,837)
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


                                                  INDEPENDENCE TAX CREDIT PLUS L.P.
                                                           AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                            Year Ended March 31,
                                                                              -----------------------------------------------
                                                                                   2002            2001              2000
                                                                              -------------    -------------    -------------
Cash flows from operating activities:
Net loss                                                                       $(5,482,194)     $(5,443,878)     $(5,804,231)
                                                                                -----------      -----------      -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                                    5,783,821        5,750,137        6,208,243
Minority interest in loss of subsidiaries                                          (13,750)         (15,252)         (20,636)
(Increase) decrease in assets:
Cash held in escrow                                                               (218,043)          42,310          (75,072)
Other assets                                                                       726,673         (373,978)         227,393
Increase (decrease) in liabilities:
Accounts payable and other liabilities                                           1,558,034          928,973        1,476,970
Due to local general partners and affiliates                                       (47,947)         (13,254)         (16,445)
Due to general partner and affiliates                                            1,031,064        1,379,523        1,440,603
                                                                                ----------       ----------       ----------
Total adjustments                                                                8,819,852        7,698,459        9,241,056
                                                                                ----------       ----------       ----------
Net cash provided by operating activities                                        3,337,658        2,254,581        3,436,825
                                                                                ----------       ----------       ----------

Cash flows from investing activities:
Acquisition of property and equipment                                             (510,757)        (437,204)        (375,405)
(Increase) decrease in cash held in escrow                                        (139,931)          54,258          (19,556)
Decrease in due to local general partners
  and affiliates                                                                  (239,002)        (153,913)        (465,061)
                                                                                ----------       ----------       ----------
Net cash used in investing activities                                             (889,690)        (536,859)        (860,022)
                                                                                ----------       ----------       ----------

Cash flows from financing activities:
Increase in deferred costs                                                         (26,730)         (51,595)        (107,442)
Writeoff of deferred costs                                                               0                0          224,045
Proceeds from mortgage notes                                                             0        6,909,970        5,356,000
Repayment of mortgage notes                                                     (2,253,590)      (2,058,616)      (7,333,830)
Repayment of construction loan                                                           0       (6,740,018)               0
Decrease in due to local general partners and
  affiliates                                                                       (33,855)         (31,466)         (72,621)
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                                            (704,476)        (170,704)        (167,930)
                                                                                ----------       ----------       ----------
Net cash used in financing activities                                           (3,018,651)      (2,142,429)      (2,101,778)
                                                                                ----------       ----------       ----------

Net (decrease) increase in cash and cash equivalents                              (570,683)        (424,707)         475,025

Cash and cash equivalents at beginning of year                                   1,831,790        2,256,497        1,781,472
                                                                                ----------       ----------       ----------

Cash and cash equivalents at end of year                                       $ 1,261,107      $ 1,831,790      $ 2,256,497
                                                                                ==========       ==========       ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                                         $ 3,936,342      $ 4,265,915      $ 4,361,742
                                                                                ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2002.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2002, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $35,000, $35,000 and $31,000 for the years ended March 31, 2002, 2001 and 2000, respectively (the 2001, 2000 and 1999 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

d) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2002, the Partnership has recorded approximately $500,000 as a loss on impairment of assets.

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


                                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                                  AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   MARCH 31, 2002

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                               March 31, 2002                            March 31, 2001
                                                      -------------------------------           --------------------------------
                                                        Carrying                                 Carrying
                                                        Amount             Fair Value             Amount              Fair Value
                                                      -----------         -----------           -----------          -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value                    $39,806,784         $35,034,048           $40,103,008          $35,331,116
Not practicable                                       $55,249,792                   *           $57,207,158                    *

*Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                                                INDEPENDENCE TAX CREDIT PLUS L.P.
                                                         AND SUBSIDIARIES
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          MARCH 31, 2002


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                                                March 31,                         Estimated
                                                                  -------------------------------------          Useful Lives
                                                                        2002                 2001                  (Years)
                                                                  ----------------     ----------------        ----------------
Land                                                                $  5,692,516         $  5,692,516                 -
Building and improvements                                            174,729,217          174,427,989               15-40
Furniture and fixtures                                                 2,957,753            2,748,908               3-10
                                                                     -----------          -----------
                                                                     183,379,486          182,869,413

Less: Accumulated depreciation                                       (49,421,936)         (43,831,616)
                                                                     -----------          -----------

                                                                    $133,957,550         $139,037,797
                                                                     ===========          ===========

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2002 and 2001. In addition, as of March 31, 2002 and 2001, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to, $5,591,004, $5,576,423 and $5,773,153, respectively.

During the years ended March 31, 2002 and 2001, accumulated depreciation of $684 and $9,200, respectively, was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                         March 31,
                                                               ----------------------------
                                                                   2002             2001
                                                               -----------      -----------
Purchase price payments*                                        $   32,666       $   92,000
Real estate taxes, insurance and other                           4,772,877        4,619,170
Reserve for replacements                                         3,889,412        3,690,147
Tenant security deposits                                           706,700          642,364
                                                                 ---------        ---------

                                                                $9,401,655       $9,043,681
                                                                 =========        =========

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.


                                    INDEPENDENCE TAX CREDIT PLUS L.P.
                                            AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             MARCH 31, 2002


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                      March 31,
                                          ---------------------------------
                                               2002                2001               Period
                                          -------------       -------------        ------------
Financing expenses                         $ 2,962,825         $ 2,936,095              *
Less: Accumulated amortization              (1,225,385)         (1,032,568)
                                            ----------          ----------

                                           $ 1,737,440         $ 1,903,527
                                            ==========          ==========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $192,817, $173,714 and $435,090, respectively.

During the year ended March 31, 2001, deferred costs of $97,459 and accumulated amortization of $97,459 were written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $632,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $10,619,405 and $10,754,705 at December 31, 2001 and 2000, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 2002, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                                                  Amount
------------------                                              -------------
2002                                                             $ 2,652,332
2003                                                               2,855,465
2004                                                               3,032,783
2005                                                               3,230,695
2006                                                               3,460,002
Thereafter                                                        79,825,299
                                                                  ----------
                                                                 $95,056,576
                                                                  ==========

The mortgage agreements require monthly deposits to replacement reserves of approximately $46,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).


                                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                                AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 MARCH 31, 2002


NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local
Partnerships.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                                                      Year Ended March 31,
                                                                           ------------------------------------------
                                                                              2002            2001            2000
                                                                           ----------      ----------      ----------
Partnership management fees (i)                                            $  880,000      $  880,000      $  880,000
Expense reimbursement (ii)                                                    135,388         148,577         137,662
Local administrative fee (iv)                                                  61,000          63,000          79,000
                                                                            ---------       ---------       ---------
Total general and administrative-
 General Partner                                                            1,076,388       1,091,577       1,096,662
                                                                            ---------       ---------       ---------

Property management fees incurred to
 affiliates of the subsidiary partnerships'
 general partners (iii)                                                       957,982         945,245         946,707
                                                                            ---------       ---------       ---------
Total general and administrative-
 related parties                                                           $2,034,370      $2,036,822      $2,043,369
                                                                            =========       =========       =========

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,959,000 and $3,179,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $360,000 and $525,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $957,982, $945,245 and $946,707 for the 2001, 2000 and 1999 Fiscal Years, respectively.


                                            INDEPENDENCE TAX CREDIT PLUS L.P.
                                                      AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      MARCH 31, 2002


(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(v) As of March 31, 2002 and 2001, the Partnership owes an affiliate, of the General Partner, approximately $977,000 and $851,000 respectively for operating advances. These advances are non-interest bearing and have no set repayment terms.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                                                           March 31,
                                                                                                 -------------------------------
                                                                                                    2002                 2001
                                                                                                 ----------           ----------
Development deficit advances                                                                     $   50,000           $   50,000
Operating advances (i)                                                                            1,669,922            1,543,425
Development fee payable                                                                           2,161,532            2,400,534
Long-term notes payable (ii)                                                                      1,098,251            1,132,106
Management and other fees                                                                           321,865              496,309
                                                                                                  ---------            ---------

                                                                                                 $5,301,570           $5,622,374
                                                                                                  =========            =========

(i) Operating advances include the following loans:

Christine Apartments, L.P.                                                                       $  116,100           $  116,100
--------------------------
This loan is noninterest bearing and has no set repayment terms.

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD.                                                                   $  500,000           $  500,000
-------------------------------
This note bears interest at 12% payable monthly. Principal
on the loan is due and payable in full on December 31, 2009.

Plainsboro Housing Partners, L.P.                                                                $  598,251           $  632,106
---------------------------------
This loan accrues interest at a rate of 7.34% per annum on the outstanding principal balance for 20 years. Repayment of the principal and interest shall be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in
December 2012.

Interest expense incurred on such long-term notes payable amounted to approximately $105,000, $108,000 and $107,000 for the 2001, 2000 and 1999 Fiscal
Years, respectively.

C) Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.


                                                 INDEPENDENCE TAX CREDIT PLUS L.P.
                                                         AND SUBSIDIARIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2002


NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                                             Year Ended December 31,
                                                                               --------------------------------------------------
                                                                                   2001               2000               1999
                                                                               ------------       ------------       ------------
Financial statement net loss                                                   $(5,482,194)       $(5,443,878)       $(5,804,231)

Differences between depreciation and amortization
expense recorded for financial reporting purposes
and the accelerated cost recovery system utilized
for income tax purposes                                                         (2,173,172)        (2,113,459)        (1,392,656)

Differences resulting from parent company having
a different fiscal year for income tax and
financial reporting purposes                                                        88,461            (83,865)            58,644

Other                                                                              224,941            (72,707)           209,033
                                                                                ----------         ----------         ----------

Net loss as shown on the income tax return for
the calendar year ended                                                        $(7,341,964)       $(7,713,909)       $(6,929,210)
                                                                                ==========         ==========         ==========

NOTE 10 - Commitments and Contingencies

Hope Bay Limited Partnership("Hope Bay")
----------------------------------------
Hope Bay has been experiencing higher operating costs attributable, in part, to the project's dependence upon gas for heating and escalating repair costs. These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, have resulted in operating cash flow not meeting all current obligations as they become due. At December 31, 2001, current liabilities exceed current assets by approximately $50,000 creating a liquidity problem. This raises doubt as to whether Hope Bay will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability that might be necessary should Hope Bay be unable to continue as a going concern.

Hope Bay's management has requested and received a HUD approval rent increase of approximately 2% for all units effective December 1, 2001. Hope Bay's management continuously monitors operating costs and will request additional rent increases when allowed by HUD.

The Partnership's investment in Hope Bay at March 31, 2002 was $76,770 and the minority interest balance at that date was approximately ($4,000). Hope Bay's net loss after minority interest amounted to approximately $146,000 for the 2001 Fiscal Year.

Old Public Limited Partnership
------------------------------
Old Public Limited Partnership (the "Debtor") originally filed its bankruptcy case in the United States Bankruptcy Court for the Southern District of New York on November 17, 1998. The case was transferred to the United States Bankruptcy Court for the Middle District of Tennessee, Columbia Division before Judge George Paine, presiding as the result of a venue motion filed by the First National Bank of Pulaski, Tennessee, the sole secured creditor of the Debtor

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


(the "Bank"). On or about February 9, 2001, the United States Bankruptcy Court for the Middle District of Tennessee entered a Final Decree closing the Old Public bankruptcy case. On September 10, 1999 the debtor filed its Second Amended Plan of Reorganization and thereafter filed two modifications. On February 18, 2000 the Judge ordered that the plan be confirmed in its entirety and the Reorganized Debtor (Old Public Limited Partnership) must effectuate the Plan according with the terms of the plan and the confirmation order. It was also ordered that the proceedings, Old Public Limited Partnership vs. First National Bank of Pulaski, Tennessee be dismissed without prejudice.

As of March 31, 2002, Old Public owes the Partnership approximately $822,000.

a) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2002, uninsured cash and cash equivalents approximated $347,000.

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

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,986,066, $11,986,066 and $11,986,066 Housing Tax Credits during the 2001, 2000 and 1999 tax years, respectively.

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

NAME                                  POSITION
----                                  --------
Stephen M. Ross                       Director

Michael Brenner                       President

Alan P. Hirmes                        Senior Vice President

Stuart J. Boesky                      Senior Vice President

Marc D. Schnitzer                     Vice President

Denise L. Kiley                       Vice President

Glenn F. Hopps                        Treasurer

Teresa Wicelinski                     Secretary

STEPHEN M. ROSS, 62, is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 56, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Pub-lic Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 39, joined Related in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2002, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 1, 2002, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                    15

          Consolidated Balance Sheets at March 31, 2002 and 2001                          75

          Consolidated Statements of Operations for the Years Ended March 31,
          2002, 2001 and 2000                                                             76

          Consolidated Statements of Changes in Partners' Capital (Deficit)
          for the Years Ended March 31, 2002, 2001 and 2000                               77

          Consolidated Statements of Cash Flows for the Years Ended March 31,
          2002, 2001 and 2000                                                             78

          Notes to Consolidated Financial Statements                                      79

(a) 2.    Consolidated Financial Statement Schedules
          ------------------------------------------

          Independent Auditors' Report                                                    98

          Schedule I- Condensed Financial Information of Registrant                       99

          Schedule III - Real Estate and Accumulated Depreciation                        102

(a) 3.    Exhibits
          --------

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

(21)      Subsidiaries of the Registrant                                                  95

          *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P.
          Registration Statement on Form S-11 (Registration No. 33-37704)

(b)       Reports on Form 8-K
          -------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                      Sequential
                                                                                         Page
                                                                                      ----------
          No reports on Form 8-K were filed during the quarter.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                             By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                 its General Partner


                             By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                 a General Partner



Date: June 6, 2002               By: /s/ Michael Brenner
                                     -------------------
                                     Michael Brenner
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                   Title                                   Date
-------------------      ---------------------                      ------------

                         President and Chief Executive Officer
/s/ Michael Brenner      (principal executive officer)
-------------------      of Related Independence Associates Inc.    June 6, 2002
Michael Brenner


                         Senior Vice President
/s/ Alan P. Hirmes       (principal financial officer)
-------------------      of Related Independence Associates Inc.    June 6, 2002
Alan P.  Hirmes


                         Treasurer
/s/ Glenn F. Hopps       (principal accounting officer) of
-------------------      Related Independence Associates Inc.       June 6, 2002
Glenn F.  Hopps


/s/ Stephen M. Ross      Director of
--------------------     Related Independence Associates Inc.       June 6, 2002
Stephen M.  Ross

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 5, 2002 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2001, 2000 and 1999 Fiscal Years and
Schedule III at March 31, 2002. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 5, 2002


                           INDEPENDENCE TAX CREDIT PLUS L.P.
                                        SCHEDULE I
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)





                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                          March 31,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
Cash and cash equivalents                                        $     9,708      $   332,284
Advances and investment in subsidiary partnerships                31,564,522       34,728,417
Cash held in escrow                                                   32,666           92,000
Other assets                                                         116,299          116,299
                                                                  ----------       ----------

Total assets                                                     $31,723,195      $35,269,000
                                                                  ==========       ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                                $     7,466      $    13,779
Due to general partners and affiliates                             5,597,447        4,568,859
                                                                  ----------       ----------

Total liabilities                                                  5,604,913        4,582,638

Partners' capital*                                                26,118,282       30,686,362
                                                                  ----------       ----------

Total liabilities and partners' capital                          $31,723,195      $35,269,000
                                                                  ==========       ==========


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $659,125 and $694,270 of related party income at March 31, 2002 and 2001, respectively.


                                                  INDEPENDENCE TAX CREDIT PLUS L.P.
                                                               SCHEDULE I
                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)





                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Year Ended March 31,
                                                                              -----------------------------------------------
                                                                                   2002             2001            2000
                                                                              -------------    -------------    -------------
Revenues                                                                       $   (61,217)     $   103,969      $     8,421
                                                                                -----------      -----------      -----------

Expenses

Administrative and management                                                      142,020          141,644          242,889
Administrative and management-related parties                                    1,015,388        1,028,577        1,017,662
                                                                                ----------       ----------       ----------

Total expenses                                                                   1,157,408        1,170,221        1,260,551
                                                                                ----------       ----------       ----------

Loss from operations                                                            (1,218,625)      (1,066,252)      (1,252,130)

Equity in loss of subsidiary partnerships                                       (3,349,455)      (4,306,890)      (4,587,696)
                                                                                -----------      -----------      -----------

Net loss                                                                       $(4,568,080)     $(5,373,142)     $(5,839,826)
                                                                                ===========      ===========      ===========


                                         INDEPENDENCE TAX CREDIT PLUS L.P.
                                                     SCHEDULE I
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended March 31,
                                                                              -----------------------------------------------
                                                                                   2002             2001             2000
                                                                              -------------    -------------    -------------
Cash flows from operating activities:

Net loss                                                                       $(4,568,080)     $(5,373,142)     $(5,839,826)
                                                                                -----------      -----------      -----------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

Equity in loss of subsidiary partnerships                                        3,349,455        4,306,890        4,587,696
Decrease in other liabilities                                                       (6,313)         (46,581)          (8,503)
Increase in due to general partner
  and affiliates                                                                 1,028,588        1,342,491        1,447,204
                                                                                ----------      -----------      -----------

Total adjustments                                                                4,371,730        5,602,800        6,026,397
                                                                                ----------      -----------      -----------

Net cash (used in) provided by operating
  activities                                                                      (196,350)         229,658          186,571
                                                                                -----------     -----------      -----------

Cash flows from investing activities:

Decrease in cash
  held in escrow-purchase price payments                                            59,334          200,000            4,700
Decrease in other assets                                                                 0           15,501                0
Investment in subsidiary partnerships                                              (59,334)        (200,000)          (4,700)
Distributions from subsidiary partnerships                                         101,666          288,119           33,844
Advances to subsidiary partnerships                                               (227,892)        (218,564)        (223,842)
                                                                                -----------     ------------     ------------

Net cash (used in) provided by
  investing activities                                                            (126,226)          85,056         (189,998)
                                                                                -----------     -----------      ------------

Net (decrease) increase in cash and cash equivalents                              (322,576)         314,714           (3,427)

Cash and cash equivalents, beginning of year                                       332,284           17,570           20,997
                                                                                ----------      -----------      -----------

Cash and cash equivalents, end of year                                         $     9,708     $    332,284     $     17,570
                                                                                ==========      ===========      ===========


                                                    INDEPENDENCE TAX CREDIT PLUS L.P.
                                                             AND SUBSIDIARIES
                                                               SCHEDULE III
                                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                Partnership Property Pledged as Collateral
                                                              MARCH 31, 2002

                                                                            Initial Cost to Partnership      Cost Capitalized
                                                                            ---------------------------        Subsequent to
                                                                                         Buildings and         Acquisition:
     Description                                          Encumbrances         Land      Improvements          Improvements
-----------------------                                   ------------      ---------    -------------       ----------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                                        $        0       $ 137,450    $ 1,007,966            $   69,289
Old Public Limited Partnership
  Lawrenceburg, TN                                            499,355          10,000      1,713,310                74,504
Lancaster Terrace Limited Partnership
  Salem, OR                                                 1,578,891         161,269      3,679,601                40,470
655 North Street Limited Partnership
  Baton Rouge, LA                                           4,205,670         125,500      3,040,980             5,618,940
Landreth Venture
  Philadelphia, PA                                          3,324,812           1,761      5,903,337                60,945
Homestead Apartments Associates Ltd.
  Homestead, FL                                             3,507,727         329,402              0             5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                                            4,836,234         270,000      5,969,354             3,173,905
West Diamond Street Associates
  Philadelphia, PA                                          1,576,000          30,829      3,444,649              (995,009)
Susquehanna Partners
  Philadelphia, PA                                          1,821,805          16,000              0             3,998,995
Boston Bay Limited Partnership
  Boston, MA                                                2,811,761         440,000      4,143,758               774,177
Morrant Bay Limited Partnership
  Boston, MA                                                4,211,188         650,000      5,522,250             1,086,456
Hope Bay Limited Partnership
  Boston, MA                                                1,353,588         225,000      1,435,185               593,882
Lares Apartments Limited Partnership
  Lares, PR                                                 4,451,237         137,000              0             5,599,581
Lajas Apartments Limited Partnership
  Lajas, PR                                                 4,106,244         110,090      4,952,929               203,540
Arlington-Rodeo Properties
  Los Angeles, CA                                           3,543,123         624,052              0             5,064,598
Conifer Bateman Associates
  Lowville, NY                                                967,698          15,000      2,525,729                76,746
Hampden Hall Associates, L.P.
  St.  Louis, MO                                            2,187,623               0              0             7,454,310
Chester Renaissance Associates
  Chester, PA                                                 873,000          33,667        168,333             1,782,784
Homestead Apartments II, LTD.
  Homestead, FL                                             3,444,715         338,966              0             5,287,011
P.S.  157 Associates, L.P.
  New York, NY                                              6,788,767          36,500      9,350,642                89,330
Cloisters Limited Partnership II
  Philadelphia, PA                                                  0          35,160              0             9,575,728


                                                    Gross Amount at which Carried at Close of Period
                                                    ------------------------------------------------                Year of
                                                                 Buildings and                   Accumulated      Construction/
     Description                                       Land      Improvements        Total       Depreciation      Renovation
-----------------------                             ---------    -------------    -----------    ------------     -------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                                 $ 140,813     $ 1,073,892     $ 1,214,705     $  328,401          1991
Old Public Limited Partnership
  Lawrenceburg, TN                                     13,640       1,784,174       1,797,814        638,478          1991
Lancaster Terrace Limited Partnership
  Salem, OR                                           163,105       3,718,235       3,881,340      1,513,606          1992
655 North Street Limited Partnership
  Baton Rouge, LA                                     127,751       8,657,669       8,785,420      2,907,720          1992
Landreth Venture
  Philadelphia, PA                                      3,645       5,962,398       5,966,043      1,467,478          1992
Homestead Apartments Associates Ltd.
  Homestead, FL                                       340,868       5,931,699       6,272,567      1,391,106          1992
Bethel Villa Associates, L.P.
  Wilmington, DE                                      275,099       9,138,160       9,413,259      2,673,096          1992
West Diamond Street Associates
  Philadelphia, PA                                     32,414       2,448,055       2,480,469        884,474          1992
Susquehanna Partners
  Philadelphia, PA                                     17,585       3,997,410       4,014,995        928,089          1992
Boston Bay Limited Partnership
  Boston, MA                                          441,585       4,916,350       5,357,935      1,750,979          1991
Morrant Bay Limited Partnership
  Boston, MA                                          651,585       6,607,121       7,258,706      2,382,489          1991
Hope Bay Limited Partnership
  Boston, MA                                          226,585       2,027,482       2,254,067        712,017          1991
Lares Apartments Limited Partnership
  Lares, PR                                           151,585       5,584,996       5,736,581      1,510,797          1992
Lajas Apartments Limited Partnership
  Lajas, PR                                           111,675       5,154,884       5,266,559      1,275,540          1992
Arlington-Rodeo Properties
  Los Angeles, CA                                     625,637       5,063,013       5,688,650      1,381,171          1992
Conifer Bateman Associates
  Lowville, NY                                         16,585       2,600,890       2,617,475        921,274          1990
Hampden Hall Associates, L.P.
  St.  Louis, MO                                        1,585       7,452,725       7,454,310      2,338,943          1992
Chester Renaissance Associates
  Chester, PA                                          42,153       1,942,631       1,984,784        428,694          1992
Homestead Apartments II, LTD.
  Homestead, FL                                       340,551       5,285,426       5,625,977      1,152,024          1992
P.S.  157 Associates, L.P.
  New York, NY                                         38,085       9,438,387       9,476,472      2,176,217          1992
Cloisters Limited Partnership II
  Philadelphia, PA                                     36,745       9,574,143       9,610,888      2,099,438          1992


                                                             Life on which
                                                             Depreciation in
                                                             Latest Income
                                                  Date       Statement is
     Description                                 Acquired    Computed*
-----------------------                          ---------   ---------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                              Dec. 1991   27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                               Dec. 1991   27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                      Feb. 1992   15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                                Mar. 1992   27.5 years
Landreth Venture
  Philadelphia, PA                               Mar. 1992   40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                                  Mar. 1992   40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                                 Apr. 1992   27.5 years
West Diamond Street Associates
  Philadelphia, PA                               May 1992    40 years
Susquehanna Partners
  Philadelphia, PA                               May 1992    20-40 years
Boston Bay Limited Partnership
  Boston, MA                                     Aug. 1992   27.5 years
Morrant Bay Limited Partnership
  Boston, MA                                     Aug. 1992   27.5 years
Hope Bay Limited Partnership
  Boston, MA                                     Aug. 1992   27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                      Aug. 1992   40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                      Aug. 1992   40 years
Arlington-Rodeo Properties
  Los Angeles, CA                                Aug. 1992   27.5 years
Conifer Bateman Associates
  Lowville, NY                                   Aug. 1992   15-27.5 years
Hampden Hall Associates, L.P.
  St.  Louis, MO                                 Sep. 1992   27.5 years
Chester Renaissance Associates
  Chester, PA                                    Sep. 1992   40 years
Homestead Apartments II, LTD.
  Homestead, FL                                  Oct. 1992   40 years
P.S.  157 Associates, L.P.
  New York, NY                                   Nov 1992    40 years
Cloisters Limited Partnership II
  Philadelphia, PA                               Nov 1992    40 years


                                              INDEPENDENCE TAX CREDIT PLUS L.P.
                                                      AND SUBSIDIARIES
                                                        SCHEDULE III
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          Partnership Property Pledged as Collateral
                                                        MARCH 31, 2002

                                                                            Initial Cost to Partnership      Cost Capitalized
                                                                            ---------------------------        Subsequent to
                                                                                         Buildings and         Acquisition:
     Description                                          Encumbrances         Land      Improvements          Improvements
-----------------------                                   ------------      ---------    -------------       ----------------
Apartment Complexes

Creative Choice Homes II, LTD.
  Opa-Locka, FL                                             9,739,192               0               0            21,433,650
Milford Crossing Associates L.P.  (**)
  Milford, DE                                               2,505,179         203,006               0             4,376,922
BX-7F Associates, L.P.
  Bronx, NY                                                 3,254,511               4       5,705,064                67,893
Los Angeles Limited Partnership
  Rio Piedras, PR                                           3,821,499         201,210               0             6,652,707
Christine Apartments, L.P.
  Buffalo, NY                                               1,245,000          10,000       2,351,072               203,633
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                            3,944,257         800,000               0             8,851,487
Rolling Green Associates, L.P.
  Syracuse, NY                                             14,457,500         180,000      19,583,101               592,349
                                                           ----------       ---------      ----------            ----------
                                                          $95,056,576      $5,121,862     $80,497,260           $97,751,988
                                                           ==========       =========      ==========            ==========


                                                    Gross Amount at which Carried at Close of Period
                                                    ------------------------------------------------                Year of
                                                                 Buildings and                   Accumulated      Construction/
     Description                                       Land      Improvements        Total       Depreciation      Renovation
-----------------------                             ---------    -------------    -----------    ------------     -------------
Apartment Complexes

Creative Choice Homes II, LTD.
  Opa-Locka, FL                                       574,637      20,859,013      21,433,650      4,462,566           1988
Milford Crossing Associates L.P.  (**)
  Milford, DE                                         115,519       4,464,409       4,579,928      1,505,472           1992
BX-7F Associates, L.P.
  Bronx, NY                                             2,178       5,779,155       5,781,333      1,326,093           1993
Los Angeles Limited Partnership
  Rio Piedras, PR                                     203,384       6,650,533       6,853,917      1,432,078           1994
Christine Apartments, L.P.
  Buffalo, NY                                          13,174       2,551,531       2,564,705        763,937           1993
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                      802,174       8,849,313       9,651,487      2,381,334           1994
Rolling Green Associates, L.P.
  Syracuse, NY                                        182,174      20,173,276      20,355,450      6,688,425           1992
                                                    ---------     -----------     -----------     ----------
                                                   $5,692,516    $177,686,970    $183,379,486    $49,421,936
                                                    =========     ===========     ===========     ==========


                                                             Life on which
                                                             Depreciation in
                                                             Latest Income
                                                  Date       Statement is
     Description                                 Acquired    Computed*
-----------------------                          ---------   ---------------
Apartment Complexes

Creative Choice Homes II, LTD.
  Opa-Locka, FL                                  Dec 1992      40 years
Milford Crossing Associates L.P.  (**)
  Milford, DE                                    Dec. 1992     27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                      Jan. 1993     40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                                Apr. 1993     40 years
Christine Apartments, L.P.
  Buffalo, NY                                    June 1993     27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                 July 1993     27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                                   Oct. 1993     27.5 years

*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
**During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.


                                                 INDEPENDENCE TAX CREDIT PLUS L.P.
                                                        AND SUBSIDIARIES
                                                          SCHEDULE III
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             Partnership Property Pledged as Collateral
                                                        MARCH 31, 2002
                                                          (continued)

                                            Cost of Property and Equipment                      Accumulated Depreciation
                                    ----------------------------------------------------------------------------------------------
                                                                          Year Ended March 31,
                                    ----------------------------------------------------------------------------------------------
                                       2002             2001             2000              2002            2001            2000
                                    -----------      -----------      -----------       ----------      ----------      ----------
Balance at beginning of period     $182,869,413     $182,441,409     $182,110,698      $43,831,616     $38,264,393     $32,535,934

Additions during period:
Improvements                            510,610          437,204          375,405        5,591,004       5,576,423       5,773,153
Depreciation expense
Deductions during period:

Dispositions                               (537)          (9,200)         (44,694)            (684)         (9,200)        (44,694)
                                     -----------     ------------     ------------      -----------     -----------     -----------

Balance at close of period         $183,379,486     $182,869,413     $182,441,409      $49,421,936     $43,831,616     $38,264,393
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