Form 10-Q
period 2002-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2002-07-25
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

------- TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      13-3589920
---------------------------                       -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                   10022
--------------------------------------            -------------------
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
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                 June 30,         March 31,
                                                   2002             2002
                                              -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $50,816,250 and $49,421,936,
  respectively                                $ 132,584,879    $ 133,957,550
Cash and cash equivalents                         1,844,998        1,261,107
Cash held in escrow                               9,052,989        9,401,655
Deferred costs, net of accumulated
  amortization of $1,279,047
  and $1,225,385, respectively                    1,683,778        1,737,440
Other assets                                      1,313,029        1,410,689
                                              -------------    -------------
Total assets                                  $ 146,479,673    $ 147,768,441
                                              =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                      $  94,074,305    $  95,056,576
  Accounts payable and
   other liabilities                             11,636,381       11,545,339
  Due to local general partners and
   affiliates                                     5,400,538        5,301,570
  Due to general partner and affiliates           6,249,311        5,952,787
                                              -------------    -------------
Total liabilities                               117,360,535      117,856,272
                                              -------------    -------------

Minority interest                                 5,501,547        5,508,422
                                              -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                       24,064,290       24,842,584
  General partner                                  (446,699)        (438,837)
                                              -------------    -------------
Total partners' capital (deficit)                23,617,591       24,403,747
                                              -------------    -------------
Total liabilities and partners'
  capital (deficit)                           $ 146,479,673    $ 147,768,441
                                              =============    =============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                          June 30,
                                              ------------------------------
                                                   2002             2001
                                              ------------------------------

Revenues
Rental income                                 $   5,118,617    $   4,855,559
Other income                                        155,795          132,840
                                              -------------    -------------
                                                  5,274,412        4,988,399
Expenses
General and administrative                          797,571          850,086
General and administrative-
  related parties (Note 2)                          496,394          498,218
Repairs and maintenance                             907,400          867,255
Operating                                           720,409          810,761
Taxes                                               300,739          307,307
Insurance                                           216,402          199,295
Financial, principally interest                   1,180,552        1,204,464
Depreciation and amortization                     1,447,976        1,407,564
                                              -------------    -------------
Total expenses                                    6,067,443        6,144,950
                                              -------------    -------------

Net loss before minority interest                  (793,031)      (1,156,551)
Minority interest in loss of
  subsidiaries                                        6,875            7,562
                                              -------------    -------------

Net loss                                      $    (786,156)   $  (1,148,989)
                                              =============    =============

Net loss - limited partners                   $    (778,294)   $  (1,137,499)
                                              =============    =============

Number of BACs outstanding                           76,786           76,786
                                              =============    =============

Net loss per BAC                              $      (10.14)   $      (14.81)
                                              =============    =============

          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                   ---------------------------------------------
                                                     Limited          General
                                      Total          Partners         Partner
                                   ---------------------------------------------
Partners' capital
  (deficit)

  April 1, 2002                    $ 24,403,747    $ 24,842,584    $   (438,837)

Net loss                               (786,156)       (778,294)         (7,862)
                                   ------------    ------------    ------------

Partners' capital
  (deficit)
  June 30, 2002                    $ 23,617,591    $ 24,064,290    $   (446,699)
                                   ============    ============    ============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                    Three Months Ended
                                                          June 30,
                                              ------------------------------
                                                   2002             2001
                                              ------------------------------

Cash flows from operating activities:
Net loss                                      $    (786,156)   $  (1,148,989)
                                              -------------    -------------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                     1,447,976        1,407,564
Minority interest in loss of
  subsidiaries                                       (6,875)          (7,562)
Increase in due to general
  partner and affiliates                            296,524          137,750
Increase in accounts payable and
  other liabilities                                  91,042          364,953
Decrease in other assets                             97,660          464,246
Decrease (increase) in cash held
  in escrow                                         298,666         (161,210)
                                              -------------    -------------
Total adjustments                                 2,224,993        2,205,741
                                              -------------    -------------

Net cash provided by
  operating activities                            1,438,837        1,056,752
                                              -------------    -------------

Cash flows from investing activities:
Increase in property and
  equipment                                         (21,643)         (47,078)
Decrease in cash held in escrow                      50,000            9,334
Increase in due to local general
  partners and affiliates                           302,270           32,925
Decrease in due to local general
  partners and affiliates                          (203,302)         (65,274)
                                              -------------    -------------

Net cash provided by (used in)
  investing activities                              127,325          (70,093)
                                              -------------    -------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                    Three Months Ended
                                                          June 30,
                                              ------------------------------
                                                   2002             2001
                                              ------------------------------

Cash flows from financing activities:
Repayment of mortgage notes                        (982,271)        (625,886)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                       0         (654,263)
                                              -------------    -------------

  Net cash used in financing activities            (982,271)      (1,280,149)
                                              -------------    -------------

Net increase (decrease) in cash
  and cash equivalents                              583,891         (293,490)

Cash and cash equivalents at
  beginning of period                             1,261,107        1,831,790
                                              -------------    -------------

Cash and cash equivalents at
  end of period                               $   1,844,998    $   1,538,300
                                              =============    =============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $6,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                    Three Months Ended
                                                          June 30,
                                              ------------------------------
                                                   2002             2001
                                              ------------------------------
Partnership management fees (a)               $     220,000    $     220,000
Expense reimbursement (b)                            35,091           29,000
Local administrative fee (c)                         15,000           16,000
                                              -------------    -------------
Total general and administrative-
  General Partner                                   270,091          265,000
                                              -------------    -------------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                    226,303          233,218
                                              -------------    -------------
Total general and administrative-
  related parties                             $     496,394    $     498,218
                                              =============    =============

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,179,000 and $3,959,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership.

As of June 30, 2002, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $33,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $584,000 during the three months ended June 30, 2002 due to an increase in cash held in escrow relating to investing activities ($50,000), a net increase in due to local general partners and affiliate ($99,000) and cash provided by operating activities ($1,439,000) which exceeded repayments of mortgage note payable ($982,000) and acquisition of property and equipment ($22,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,448,000).

The working capital reserve at June 30, 2002 was approximately $24,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $0 and $72,000 were received during the three months ended June 30, 2002 and 2001, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $4,179,000 and $3,959,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnership, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 5% for the three months ended June 30, 2002 as compared to the corresponding period in 2001 due to an increase in occupancy at one Local Partnership and rental rate increases.

Other income increased approximately $23,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001 primarily due to write-off of old receivables in 2001 at the Partnership level.

Total expenses, excluding operating, remained fairly consistent with a increase of less than 1% for the three months ended June 30, 2002 as compared to the corresponding period in 2001.

Operating decreased approximately $90,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in heat and gas costs at three Local Partnerships.

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


Date:  July 25, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:  July 25, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)