Form 10-Q
period 2002-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2002-10-29
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
              (Exact name of registrant as specified in its charter)


      Delaware                                              13-3589920
---------------------------                             -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                        10022
--------------------------------------                  -----------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information
Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                               ==============    ==============
                                                September 30,       March 31,
                                                    2002              2002
                                               --------------    --------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $52,226,866 and $49,421,936,
  respectively                                   $131,192,730     $133,957,550
Cash and cash equivalents                           1,566,227        1,261,107
Cash held in escrow                                 9,289,052        9,401,655
Deferred costs, net of accumulated
  amortization of $1,332,711
  and $1,225,385, respectively                      1,630,114        1,737,440
Other assets                                        1,406,304        1,410,689
                                               --------------    -------------
Total assets                                     $145,084,427     $147,768,441
                                               ==============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                        $  93,394,532     $ 95,056,576
  Accounts payable and other liabilities           11,922,818       11,545,339
  Due to local general partners and
   affiliates                                       5,276,895        5,301,570
  Due to general partner and affiliates             6,497,264        5,952,787
                                               --------------    -------------
Total liabilities                                 117,091,509      117,856,272
                                               --------------    -------------

Minority interest                                   5,349,890        5,508,422
                                               --------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                         23,099,472       24,842,584
  General partner                                    (456,444)        (438,837)
                                               --------------    -------------
Total partners' capital (deficit)                  22,643,028       24,403,747
                                               --------------    -------------
Total liabilities and partners'
  capital (deficit)                              $145,084,427     $147,768,441
                                               ==============    =============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ========================     ========================
                             Three Months Ended           Six Months Ended
                                September 30,                September 30,
                          ------------------------     ------------------------
                              2002        2001            2002       2001
                          ------------------------     ------------------------

Revenues
Rental income             $ 5,150,832  $ 4,950,923     $10,269,449  $ 9,806,482
Other income                  171,010      195,305         326,805      328,145
                          -----------  -----------     -----------  -----------
                            5,321,842    5,146,228      10,596,254   10,134,627
                          -----------  -----------     -----------  -----------
Expenses
General and
administrative                824,307      883,848       1,621,878    1,733,934
General and
  administrative-
  related parties
  (Note 2)                    525,757      490,799       1,022,151      989,017
Repairs and
  maintenance               1,117,342    1,042,769       2,024,742    1,910,024
Operating                     619,041      765,952       1,339,450    1,576,713
Taxes                         353,073      345,787         653,812      653,094
Insurance                     199,169      194,696         415,571      393,991
Financial,
  principally
  interest                  1,195,549    1,143,574       2,376,101    2,348,038
Depreciation and
  amortization              1,464,280    1,464,836       2,912,256    2,872,400
                          -----------  -----------     -----------  -----------
Total expenses              6,298,518    6,332,261      12,365,961   12,477,211
                          -----------  -----------     -----------  -----------

Net loss before
  minority interest          (976,676)  (1,186,033)     (1,769,707)  (2,342,584)
Minority interest
  in loss of
  subsidiaries                  2,113        1,944           8,988        9,506
                          -----------  -----------     -----------  -----------

Net loss                  $  (974,563) $(1,184,089)    $(1,760,719) $(2,333,078)
                          ===========  ===========     ===========  ===========

Net loss - limited
  partners                $  (964,817) $(1,172,248)    $(1,743,112) $(2,309,747)
                          ===========  ===========     ===========  ===========

Number of BACs
  outstanding                  76,786       76,786          76,786       76,786
                          ===========  ===========     ===========  ===========

Net loss per BAC          $    (12.56) $    (15.27)    $    (22.70) $    (30.08)
                          ===========  ===========     ===========  ===========


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)


                               ===============================================
                                                   Limited         General
                                    Total          Partners        Partner
                               -----------------------------------------------
Partners' capital
  (deficit)
  April 1, 2002                $   24,403,747   $  24,842,584   $    (438,837)

Net loss                           (1,760,719)     (1,743,112)        (17,607)
                               --------------   -------------   -------------

Partners' capital
  (deficit)
  September 30,
  2002                         $   22,643,028   $  23,099,472   $    (456,444)
                               ==============   =============   =============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                  ===========================
                                                       Six Months Ended
                                                         September 30,
                                                  ---------------------------
                                                       2002          2001
                                                  ---------------------------
Cash flows from operating activities:

Net loss                                          $ (1,760,719)  $(2,333,078)
                                                  ------------   -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                        2,912,256     2,872,400
Minority interest in loss of
  subsidiaries                                          (8,988)       (9,506)
Increase in due to general
  partner and affiliates                               544,477       411,153
Increase in accounts
  payable and other liabilities                        377,479       412,866
Decrease in other assets                                 4,385       449,828
Decrease (increase) in cash held in
  escrow                                               107,937      (593,882)
                                                  ------------   -----------
Total adjustments                                    3,937,546     3,542,859
                                                  ------------   -----------

Net cash provided by
  operating activities                               2,176,827     1,209,781
                                                  ------------   -----------

Cash flows from investing activities:
Increase in property and
  equipment                                            (40,110)     (103,214)
Decrease in cash held in escrow                          4,666         9,334
(Decrease) increase in due to
  local general partners and affiliates                (24,675)       16,382
                                                  ------------   -----------

Net cash used in
  investing activities                                 (60,119)      (77,498)
                                                  ------------   -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                  ===========================
                                                       Six Months Ended
                                                         September 30,
                                                  ---------------------------
                                                       2002          2001
                                                  ---------------------------

Cash flows from financing activities:
Principal reduction of mortgage notes               (1,662,044)   (1,037,372)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (149,544)     (654,476)
                                                  ------------   -----------

Net cash used in financing activities               (1,811,588)   (1,691,848)
                                                  ------------   -----------

Net increase (decrease) in cash
  and cash equivalents                                 305,120      (559,565)

Cash and cash equivalents at
  beginning of period                                1,261,107     1,831,790
                                                  ------------   -----------

Cash and cash equivalents at
  end of period                                   $  1,566,227   $ 1,272,225
                                                  ============   ===========


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $13,000 and $8,000 and $7,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001 and cash flows for the six months ended September 30, 2002 and 2001. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:


                                   Three Months Ended        Six Months Ended
                                      September 30,             September 30,
                                  --------------------     ---------------------
                                     2002      2001          2002       2001
                                  --------------------     ---------------------
Partnership manage-
  ment fees (a)                   $220,000    $220,000     $  440,000  $ 440,000
Expense reimburse-
  ment (b)                          41,581      27,601         76,672     56,601
Local administra-
  tive fee (c)                      17,000      16,000         32,000     32,000
                                  --------    --------     ----------  ---------
Total general and
  administrative-
  General Partner                  278,581     263,601        548,672    528,601
                                  --------    --------     ----------  ---------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners                 247,176     227,198        473,479    460,416
                                  --------    --------     ----------  ---------
Total general and
  administrative-
  related parties                 $525,757    $490,799     $1,022,151  $ 989,017
                                  ========    ========     ==========  =========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,399,000 and $3,959,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

As of September 30, 2002, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the six months ended September 30, 2002, approximately $5,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $305,000 during the six months ended September 30, 2002 due to a decrease in cash held in escrow relating to investing activities ($5,000) and cash provided by operating activities ($2,177,000) which exceeded acquisitions of property and equipment ($40,000), a decrease in due to local general partners and affiliates ($25,000), principal reduction of mortgage notes ($1,662,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($150,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,912,000).

The working capital reserve at September 30, 2002 was approximately $75,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $126,000 and $81,000 were received during the six months ended September 30, 2002 and 2001, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $4,399,000 and $3,959,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively (see Note 2). Without the General

Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Results of Operations
-----------------------

The Partnership's results of operations for the three and six months ended September 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of approximately 4% and 5% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to an increase in occupancy at one Local Partnership and rental rate increase.

Other income decreased approximately $24,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in interest earned on cash and cash equivalent balances at the Local Partnerships due to a reduction in interest rates, partially offset by the write-off of old receivables in 2001 at the partnership level.

Total expenses, excluding operating expenses, remained fairly consistent with increases of approximately 2% and 1% for the three and six months ended September 30, 2002, as compared to the corresponding periods in 2001.

Operating expenses decreased approximately $147,000 and $237,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in heat and gas usage and costs at the Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., which is the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

            (3B)  Amended  and  Restated Certificate of Limited   Partnership of
Independence Tax Credit Plus L.P.*

            (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

            (10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

            (10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  October 28, 2002

                                By:/s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Senior Vice President
                                   (principal financial officer)

Date:  October 28, 2002

                                By:/s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)

                                  CERTIFICATION


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    By:/s/ Michael Brenner
                                                       -------------------
                                                       Michael Brenner
                                                       Chief Executive Officer
                                                       October 28, 2002

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    By:/s/ Alan P. Hirmes
                                                       ------------------
                                                       Alan P. Hirmes
                                                       Chief Financial Officer
                                                       October 28, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     ---------------------
     Michael Brenner
     Chief Executive Officer
     October 28, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     -----------------------
     Alan P. Hirmes
     Chief Financial Officer
     October 28, 2002