Form 10-Q
period 2002-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2003-02-07
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2002

                                       OR

----- TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3589920
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification
No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information
Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                  December 31,      March 31,
                                                     2002              2002
                                                 -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $53,603,173 and $49,421,936,

  respectively                                   $ 129,980,930    $ 133,957,550
Cash and cash equivalents                            1,460,062        1,261,107
Cash held in escrow                                  9,232,607        9,401,655
Deferred costs, net of accumulated
  amortization of $1,386,105
  and $1,225,385, respectively                       1,576,720        1,737,440
Other assets                                         1,650,085        1,410,689
                                                 -------------    -------------
Total assets                                     $ 143,900,404    $ 147,768,441
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  92,735,940    $  95,056,576
  Accounts payable and other liabilities            12,610,616       11,545,339
  Due to local general partners and
   affiliates                                        5,229,821        5,301,570
  Due to general partner and affiliates              6,718,572        5,952,787
                                                 -------------    -------------
Total liabilities                                  117,294,949      117,856,272
                                                 -------------    -------------

Minority interest                                    5,348,868        5,508,422
                                                 -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                          21,726,896       24,842,584
  General partner                                     (470,309)        (438,837)
                                                 -------------    -------------
Total partners' capital (deficit)                   21,256,587       24,403,747
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 143,900,404    $ 147,768,441
                                                 =============    =============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      ============================    ============================
                           Three Months Ended               Nine Months Ended
                              December 31,                     December 31,
                      ----------------------------    ----------------------------
                          2002            2001            2002            2001
                      ----------------------------    ----------------------------
Revenues
Rental income         $  4,882,416    $  4,860,699    $ 15,151,865    $ 14,667,181
Other income               206,251         279,400         533,056         607,545
                      ------------    ------------    ------------    ------------
                         5,088,667       5,140,099      15,684,921      15,274,726
                      ------------    ------------    ------------    ------------
Expenses
General and
  administrative           766,830         865,264       2,500,302       2,599,198
General and
  administrative-
  related parties
  (Note 2)                 512,617         501,038       1,534,768       1,490,055
Repairs and
  maintenance            1,121,030       1,052,398       3,034,178       2,962,422
Operating                  729,583         608,624       2,069,033       2,185,337
Taxes                      315,210         340,098         969,022         993,192
Insurance                  236,080         190,523         651,651         584,514
Financial,
  principally
  interest               1,365,079       1,418,239       3,741,180       3,766,277
Depreciation and
  amortization           1,429,701       1,416,422       4,341,957       4,288,822
                      ------------    ------------    ------------    ------------
Total expenses           6,476,130       6,392,606      18,842,091      18,869,817
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,387,463)     (1,252,507)     (3,157,170)     (3,595,091)
Minority interest
  in loss of
  subsidiaries               1,022           2,000          10,010          11,506
                      ------------    ------------    ------------    ------------

Net loss              $ (1,386,441)   $ (1,250,507)   $ (3,147,160)   $ (3,583,585)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,372,576)   $ (1,238,002)   $ (3,115,688)   $ (3,547,749)
                      ============    ============    ============    ============

Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============    ============    ============    ============

Net loss per BAC      $     (17.88)   $     (16.12)   $     (40.58)   $     (46.20)
                      ============    ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                    ============================================
                                      Limited         General
                        Total         Partners        Partner
                    --------------------------------------------
Partners' capital
  (deficit)
  April 1, 2002     $ 24,403,747    $ 24,842,584    $   (438,837)

Net loss              (3,147,160)     (3,115,688)        (31,472)
                    ------------    ------------    ------------

Partners' capital
  (deficit)
  December 31, 2002 $ 21,256,587    $ 21,726,896    $   (470,309)
                    ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                         Nine Months Ended
                                                            December 31,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $(3,147,160)     $(3,583,585)
                                                   -----------      -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                        4,341,957        4,288,822
Minority interest in loss of
  subsidiaries                                         (10,010)         (11,506)
Increase in due to general
  partner and affiliates                               765,785          675,209
Increase in accounts
  payable and other liabilities                      1,065,277        1,018,064
(Increase) decrease in other assets                   (239,396)         109,761
Decrease (increase) in cash held in
  escrow                                               164,382         (807,869)
                                                   -----------      -----------
Total adjustments                                    6,087,995        5,272,481
                                                   -----------      -----------

Net cash provided by
  operating activities                               2,940,835        1,688,896
                                                   -----------      -----------

Cash flows from investing activities:
Increase in property and
  equipment                                           (204,617)        (207,842)
Decrease in cash held in escrow                          4,666            9,334
(Decrease) increase in due to
  local general partners and affiliates                (71,749)         102,508
                                                   -----------      -----------

Net cash used in
  investing activities                                (271,700)         (96,000)
                                                   -----------      -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                         Nine Months Ended
                                                            December 31,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------------------------
Cash flows from financing activities:
Principal reduction of mortgage notes               (2,320,636)      (1,492,472)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (149,544)        (704,476)
                                                   -----------      -----------

  Net cash used in financing activities             (2,470,180)      (2,196,948)
                                                   -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                                 198,955         (604,052)

Cash and cash equivalents at
  beginning of period                                1,261,107        1,831,790
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,460,062      $ 1,227,738
                                                   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $8,000 and $18,000 and $21,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
                               -----------------------   -----------------------
                                  2002          2001        2002         2001
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  220,000   $  220,000   $  660,000   $  660,000
Expense reimburse-
  ment (b)                         44,863       46,018      121,535      102,619
Local administra-
  tive fee (c)                     16,000       16,000       48,000       48,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner                 280,863      282,018      829,535      810,619
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners                231,754      219,020      705,233      679,436
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties              $  512,617   $  501,038   $1,534,768   $1,490,055
                               ==========   ==========   ==========   ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,619,000 and $3,959,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002.

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

As of December 31, 2002, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). During the nine months ended December 31, 2002, approximately $5,000 was paid from escrow.

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $199,000 during the nine months ended December 31, 2002 due to a decrease in cash held in escrow relating to investing activities ($5,000) and cash provided by operating activities ($2,941,000) which exceeded acquisitions of property and equipment ($205,000), a decrease in due to local general partners and affiliates ($72,000), principal reduction of mortgage notes ($2,321,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($150,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,342,000).

The working capital reserve at December 31, 2002 was approximately $39,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $150,000 and $81,000 were received during the nine months ended December 31, 2002 and 2001, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately  $4,619,000 and $3,959,000  were accrued and unpaid as of December

31, 2002 and March 31, 2002, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market, which added value is not included in the financial statement carrying amount.

Results of Operations
---------------------
The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2002 and 2001 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with increases of less than 1% and approximately 3% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $73,000 and $74,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in interest earned on cash and cash equivalent balances at the Local Partnerships due to a reduction in interest rates in 2002 and an insurance refund received at one Local Partnership in 2001.

Total expenses, excluding general and administrative, operating and insurance expenses, remained fairly consistent with increases of less than 1% for both the three and nine months ended December 31, 2002, as compared to the corresponding periods in 2001.

General and administrative decreased approximately $98,000 for the three months ended December 31, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in security fees at one Local Partnership in 2002.

Operating expenses increased (decreased) approximately $121,000 and ($116,000) for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001. The increase for the three months is primarily due to an increase in water and sewer charges at one Local Partnership in 2002. The decrease for the nine months is primarily due to a decrease in heat and gas costs at the Local Partnerships in 2002.

Insurance increased approximately $46,000 and $67,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to an underaccrual of insurance expense at three Local Partnerships in 2001.

Item 3.  Quantitative  and Qualitative  Disclosures  about
Market Risk

None.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., which is the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                                By: Related Independence
                                    Associates Inc., General Partner


Date: February 6, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (chief financial officer)

Date: February 6, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (chief accounting officer)

                                  CERTIFICATION


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partner:

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



                            By: /s/ Michael Brenner
                                -------------------
                                Michael Brenner
                                Chief Executive Officer
                                February 6, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partner:

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



                            By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Chief Financial Officer
                                February 6, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     February 6, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     February 6, 2003