Form 10-K
period 2003-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2003-06-13
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
-------   EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2003

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

                         Commission File Number 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3589920
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
----------------------------------------                        ----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                         -----    -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $23,099,000, based on Limited Partner equity as of such date.

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

The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2003, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2003, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds had been invested in Local Partnerships of which approximately $28,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See
Item 2, Properties, below.

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

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships have, in the past, and may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership. The General Partner is also the general partner of Independence Tax Credit Plus L.P. II.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2003. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                       Date Acquired    2003   2002   2001   2000   1999
-------------------------------------   -------------    ----   ----   ----   ----   ----
Harbor Court Limited Partnership        December 1991     98%   100%   100%    98%    95%
Staten Island, NY (40)

Old Public Limited Partnership          December 1991     93%    61%    85%    48%    87%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership   February 1992     86%    97%    91%    97%    99%
Salem, OR (104)

655 North Street Limited Partnership    March 1992        87%    83%    85%    80%    74%
Baton Rouge, LA (195)

Landreth Venture                        March 1992        96%    94%    90%    90%    90%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.    March 1992        93%    97%    98%    96%    94%
Homestead, FL (123)

Bethel Villa Associates, L.P.           April 1992        99%    97%    99%    96%   100%
Wilmington, DE (150)

West Diamond Street Associates          May 1992          96%   100%    96%   100%    93%
Philadelphia, PA (28)

Susquehanna Partners                    May 1992          96%    94%   100%    85%    87%
Philadelphia, PA (47)

Boston Bay Limited Partnership          August 1992       98%   100%    96%    98%    98%
Boston, MA (88)

Morrant Bay Limited Partnership         August 1992       98%    97%    96%    98%    99%
Boston, MA (130)

Hope Bay Limited Partnership            August 1992      100%    96%   100%    98%    98%
Boston, MA (45)

Lares Apartments Limited Partnership    August 1992      100%   100%   100%   100%   100%

Lares, PR (102)

Lajas Apartments Limited Partnership    August 1992      100%   100%   100%   100%   100%

Lajas, PR (99)

Arlington-Rodeo Properties              August 1992      100%    90%   100%   100%   100%
Los Angeles, CA (29)

Conifer Bateman Associates              August 1992       92%    88%    83%    83%    92%
Lowville, NY (24)

Hampden Hall Associates, L.P.           September 1992    99%    95%    97%   100%    93%
St. Louis, MO (75)

Chester Renaissance Associates          September 1992   100%    95%    95%   100%   100%
Chester, PA (20)

                     Local Partnership Schedule (continued)
                     --------------------------

                                                         % of Units Occupied  at  May 1,
Name and Location                                        --------------------------------
(Number of Units)                       Date Acquired    2003   2002   2001   2000   1999
-------------------------------------   -------------    ----   ----   ----   ----   ----
Homestead Apts. II LTD                  October 1992      96%    99%    95%    96%    94%
Homestead, FL (112)

P.S. 157 Associates, L.P.               November 1992    100%   100%   100%   100%   100%
New York, NY (73)

Cloisters Limited Partnership II        November 1992     98%    97%   100%    95%   100%
Philadelphia, PA (65)

Creative Choice Homes II, LTD           December 1992     97%    98%    94%    97%    98%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.        December 1992    100%    94%    99%   100%    99%
Milford, DE (73)

BX-7F Associates, L.P.                  January 1993     100%    98%    99%    95%    99%
Bronx, NY (85)

Los Angeles Limited Partnership         May 1993         100%   100%   100%   100%   100%
Rio Piedras, PR (124)

Christine Apartments, L.P.              June 1993        100%    94%   100%    88%    94%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.       July 1993         98%    99%    98%    98%    98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.          October 1993      90%    84%    91%    94%    92%
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

None.

Item  4.  Submission  of  Matters  to a Vote  of  Security
Holders.
None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2003, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 6, 2003, the Partnership has approximately 4,608 registered holders of an aggregate of 76,786 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                         Year Ended March 31,
                          ---------------------------------------------------------------------------------
OPERATIONS                     2003             2002             2001             2000             1999
-----------------------   -------------    -------------    -------------    -------------    -------------
Revenues                  $  21,055,542    $  20,573,977    $  20,741,395    $  20,786,356    $  20,525,657

Operating expenses          (26,413,948)     (26,069,921)     (26,200,525)     (26,611,223)     (25,708,315)
                          -------------    -------------    -------------    -------------    -------------

Loss before                  (5,358,406)      (5,495,944)      (5,459,130)      (5,824,867)      (5,182,658)
  minority interest

Minority interest
  in loss of
  subsidiaries                   14,661           13,750           15,252           20,636           17,208
                          -------------    -------------    -------------    -------------    -------------

Net loss                  $  (5,343,745)   $  (5,482,194)   $  (5,443,878)   $  (5,804,231)   $  (5,165,450)
                          =============    =============    =============    =============    =============

Net loss per Weighted
  average BAC             $      (68.91)   $      (70.70)   $      (70.20)   $      (74.85)   $      (66.61)
                          =============    =============    =============    =============    =============

                                                              March 31,
                          ---------------------------------------------------------------------------------
FINANCIAL POSITION             2003             2002             2001             2000             1999
-----------------------   -------------    -------------    -------------    -------------    -------------
Total assets              $ 142,581,513    $ 147,768,441    $ 153,954,157    $ 159,362,792    $ 164,969,973
                          =============    =============    =============    =============    =============

Total liabilities         $ 118,327,823    $ 117,856,272    $ 117,841,568    $ 117,620,369    $ 117,234,753
                          =============    =============    =============    =============    =============

Minority interest         $   5,193,688    $   5,508,422    $   6,226,648    $   6,412,604    $   6,601,170
                          =============    =============    =============    =============    =============

Total partners' capital   $  19,060,002    $  24,403,747    $  29,885,941    $  35,329,819    $  41,134,050
                          =============    =============    =============    =============    =============

During the years ended March 31, 2003, 2002, 2001, 2000 and 1999, total assets decreased primarily due to depreciation.

                  Selected Quarterly Financial Data (Unaudited)

                                            Quarter Ended
                       --------------------------------------------------------
                        June 30,      September 30,  December 31,    March 31,
OPERATIONS                2002            2002           2002           2003
--------------------   -----------    ------------    -----------    -----------
Revenues               $ 5,274,412    $ 5,321,842    $ 5,088,667    $ 5,370,621

Operating ex-
  penses                (6,067,443)    (6,298,518)    (6,476,130)    (7,571,857)
                       -----------    -----------    -----------    -----------

Loss before
  minority inter-
  est                     (793,031)      (976,679)    (1,387,463)    (2,201,236)

Minority interest
  in loss of sub-
  sidiaries                  6,875          2,113          1,022          4,651
                       -----------    -----------    -----------    -----------

Net loss               $  (786,156)   $  (974,563)   $(1,386,441)   $(2,196,585)
                       ===========    ===========    ===========    ===========
Net loss per
  weighted
  average BAC          $    (10.14)   $    (12.57)   $    (17.88)   $    (28.32)
                       ===========    ===========    ===========    ===========

                                            Quarter Ended
                       --------------------------------------------------------
                        June 30,      September 30,  December 31,    March 31,
OPERATIONS                2001            2001           2001           2002
--------------------   -----------    ------------    -----------    -----------
Revenues               $ 4,988,399    $ 5,146,228    $ 5,140,099    $ 5,299,251

Operating ex-
  penses                (6,144,950)    (6,332,261)    (6,392,606)    (7,200,104)
                       -----------    -----------    -----------    -----------
Loss before
  minority inter-
  est                   (1,156,551)    (1,186,033)    (1,252,507)    (1,900,853)

Minority interest
  in loss of sub-
  sidiaries                  7,562          1,944          2,000          2,244
                       -----------    -----------    -----------    -----------

Net loss               $(1,148,989)   $(1,184,089)   $(1,250,507)   $(1,898,609)
                       ===========    ===========    ===========    ===========

Net loss per
  weighted
  average BAC          $    (14.81)   $    (15.27)   $    (16.12)   $    (24.50)
                       ===========    ===========    ===========    ===========

Cash Distributions
------------------
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2003 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Distributions of approximately $186,000, $102,000 and $288,000 were received during the years ended March 31, 2003, 2002 and 2001, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General
Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2003, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2003, $5,000 was paid from escrow.

During the year ended March 31, 2003, cash and cash equivalents increased approximately $185,000. This increase is due to cash provided by operating activities ($2,162,000) and a decrease in cash held in escrow relating to investing activities ($401,000) which exceeded acquisitions of property and equipment ($436,000), an increase in deferred costs ($13,000), repayments on mortgage notes ($1,377,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($252,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($300,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,854,000).

The Partnership's unconsolidated working capital reserve at March 31, 2003 was approximately $1,000.

Partnership management fees owed to the General Partner amounting to approximately $4,839,000 were accrued and unpaid as of March 31, 2003. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which value is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------
In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
----------------------
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2003, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

Income Taxes
------------
The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations
---------------------
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively.)

The Partnership's results of operations for the 2002, 2001 and 2000 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2002, 2001 and 2000 Fiscal Years totaled $5,343,745, $5,482,194 and $5,443,878, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,256,724, $11,986,066 and $11,986,066 of Housing Tax Credits during the 2002, 2001 and 2000 tax years, respectively.

2002 vs. 2001
-------------

Rental income remained fairly consistent with an increase of 3% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Other income decreased approximately $112,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to a decrease in interest income due to lower interest rates on cash and cash equivalent balances at the Local Partnerships and Partnership level, as well as a decrease in grant income at one Local Partnership.

Total expenses, excluding taxes and insurance, remained fairly consistent with a decrease of approximately 1% for the 2002 Fiscal Year as compared with the 2001 Fiscal Year.

Taxes increased approximately $152,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to fees associated with fighting the real estate tax assessment at one Local Partnership.

Insurance increased approximately $415,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to an increase in insurance premiums at the Local Partnerships.

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


Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         Not Applicable.

Item 8. Financial Statements and Supplementary Data.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                              15

         Consolidated Balance Sheets at March 31, 2003 and 2002                    78

         Consolidated Statements of Operations for the Years Ended March 31,
         2003, 2002 and 2001                                                       79

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March  31, 2003, 2002 and 2001                            80

         Consolidated  Statements of Cash Flows for the Years Ended March 31,
         2003, 2002 and 2001                                                       81

         Notes to Consolidated Financial Statements                                82

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-eight (2002, 2001 and 2000 Fiscal Years) subsidiary partnerships whose losses aggregated $4,165,568, $4,071,996 and $4,195,591 for the 2002, 2001 and 2000 Fiscal Years, respectively, and whose assets constituted 99% of the Partnership's assets at March 31, 2003 and 2002, presented in the accompanying consolidated financial statements. The financial statements for twenty-seven of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 9, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2002 and 2001, and the results of its income, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 25, 2003

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 2002

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2003

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 4, 2002

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-12001, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 2003, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 10, 2003, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2003

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
January 28, 2002

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheet of Landreth Venture as of December 31, 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated February 7, 2003, on our consideration of Landreth Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basis financial statements taken as a whole. The supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

[Letterhead of Ziner, Kennedy, Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture


We have audited the accompanying balance sheet of Landreth Venture (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with generally auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Ziner, Kennedy, Lehan LLP
February 9, 2001
Boston, Massachusetts

[Letterhead of Friedman, Alpren & Green LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES, LTD. (a limited partnership) as of December 31, 2002 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES, LTD. as of December 31, 2002, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green LLP
New York, New York
January 25, 2003

[Letterhead of Friedman, Alpren & Green LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES, LTD. (a limited partnership) as of December 31, 2001 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/Friedman, Alpren & Green LLP
New York, New York
February 1, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 2002 and 2001, and the related statements of profit and loss (on Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, LP. as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 17, 2003 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD and DSHA programs and fair housing and non-discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 and 33 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                            Taxpayer Identification Number:
January 17, 2003                              52-1088612



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



Lead Auditor: James P. Martinko

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
 T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2002 and 2001 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2002 and 2001, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2003 on our consideration of West Diamond Street Associates' T/A Sedgley Park Apartments (A Limited Partnership), PHFA Project No. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 11, 2003

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 16, 2002

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2002 and 2001 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
January 31, 2003

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

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 8, 2002

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 2002, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 16, 2003 on its compliance with laws and regulations, and reports dated January 16, 2003 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 28) is presented for the purpose of additional analysis and to comply with reporting requirements of the MassHousing and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 16, 2003

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 16, 2001

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 2002, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2003 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 17, 2003 on its compliance with laws and regulations, and reports dated January 17, 2003 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 16 through 29) is presented for the purpose of additional analysis and to comply with reporting requirements of the MassHousing and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 2003

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 2001

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 2002, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2002, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2003 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 20, 2003 on its compliance with laws and regulations, and reports dated January 20, 2003 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 28) is presented for the purpose of additional analysis and to comply with reporting requirements of the MassHousing and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 20, 2003

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2001

[Letterhead of Armando A.  Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited
Partnership, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 28, 2003, on my consideration of Lares Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ Armando A. Suarez, CPA
January 28, 2003
San Juan, Puerto Rico

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

[Letterhead of Armando A.  Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-0660422313, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited
Partnership, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 24, 2003, on my consideration of Lajas Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ Armando A. Suarez, CPA
January 24, 2003
San Juan, Puerto Rico

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

[Letterhead of Ree & Kim]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ree and Kim
Los Angeles, California
February 27, 2003

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

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates

We have audited the accompanying balance sheets of Conifer Bateman Associates (A Limited Partnership) as of December 31, 2002 and the related statements of changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Conifer Bateman Associates as of December 31, 2001, were audited by other auditors whose report dated January 30, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates as of December 31, 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Certified Public Accountants
January 20, 2003

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 30, 2002

[Letterhead of Mortland Co. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 2002 and the related statements of loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall associates, L.P., as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mortland & Co., P.C.
St. Louis, Missouri
February 20, 2003

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

/s/ Mortland & Co.  P.C.
St.  Louis, Missouri
February 17, 2001

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheet of Chester Renaissance Associates as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2002, dated January 24, 2003, on our consideration of Chester Renaissance Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick, Fedder & Silverman
Baltimore, Maryland
January 24, 2003

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

/s/ Ziner, Kennedy & Lehan, LLP
Boston, Massachusetts
January 15, 2001

[Letterhead of Friedman, Alpren & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. (a limited partnership), as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2002, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
January 27, 2003

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

/s/ Friedman Alpren & Green L.L.P.
New York, New York
February 1, 2001

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, New York

We have audited the accompanying balance sheet of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity and accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
New York, New York
March 4, 2003

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

/s/ Klein,  Petitto,  Zapolsky,  & Company,  LLP
Great Neck, NY
January 31, 2001
except for Note 10, as to which the date is
February 15, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2002, the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 14, 2003

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

/s/ Ziner, Kennedy & Lehan L.L.P.
Boston, Massachusetts
February 6, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 5, 2003 on our consideration of Creative Choice Homes II, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                         Taxpayer Identification Number
February 5, 2003                                    52-1088612

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

[Letterhead of Mayer, Hoffman, McCann P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of MILFORD CROSSING ASSOCIATES, L.P., as of December 31, 2002 and the related statements of loss, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of Milford Crossing Associates, L.P. management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Milford Crossing Associates, L.P. as of December 31, 2001, were audited by other auditors whose report dated January 31, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILFORD CROSSING ASSOCIATES, L.P. as of December 31, 2002 and the results of its operations, changes in partners' capital (deficiency) and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information, relating to 2002, shown on pages 14 to 16 is presented for the purpose of additional analysis for the year ended December 31, 2002, and is not a required part of the 2002 basic financial statements of MILFORD CROSSING ASSOCIATES, L.P. Such information has been subjected to the auditing procedures applied in the audit of the 2002 basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. The additional information, relating to 2001, shown on pages 14 and 15 is presented for the purpose of additional analysis for the year December 31, 2001, and is not a required part of the 2001 basic financial statements of MILFORD CROSSING ASSOCIATES, LP. Such information was prepared by other auditors and was subjected to the auditing procedures applied in their audit of the 2001 basic financial statements and, in their opinion, was fairly stated in all material respects in relation to those financial statements taken as a whole.

/s/ Mayer, Hoffman, McCann P.C.
Philadelphia, Pennsylvania
January 31, 2003

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

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2002

[Letterhead of Citrin Cooperman & Company, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners BX-7X ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 2002 and 2001 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
January 25, 2003
White Plains, New York

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


/s/ Citrin Cooperman & Company, L.L.P.
January 31, 2002
White Plains, New York

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2002 and 2001, and the related statements of loss, changes in Partners' capital and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
January 29, 2003

Stamp #1784085 of the
Puerto Rico Society of
CPA's was affixed to the original.

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

/s/ Amilcar  Torres  Rivera,  CPA
Stamp  #1652577 of the
Puerto Rico  Society of
CPA's was affixed to the original.

San Juan, Puerto Rico
January 28, 2002

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2002 and 2001 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2003 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 5, 2003

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 5, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 2002 and 2001, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 7, 2003

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 3, 2002

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. as of December 31, 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 12 to 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Koch Group & Company, LLP
New York, New York
February 4, 2003

[Letterhead of Asher & Company, Ltd.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2001 and 2000, and the related statements of profit and loss, Partners' capital, and cash flows for the years then ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations, changes in Partners' capital, and its cash flows for the year then ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 24, 2002

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              March 31,
                                                                    ------------------------------
                                                                         2003            2002*
                                                                    -------------    -------------
Property and equipment - net of accumulated depreciation
  (Notes 2 and 4)                                                   $ 128,704,171    $ 133,957,550
Cash and cash equivalents (Notes 2 and 10)                              1,445,745        1,261,107
Cash held in escrow (Note 5)                                            9,305,504        9,401,655
Deferred costs,  less  accumulated  amortization  (Notes 2 and 6)       1,585,761        1,737,440
Other assets                                                            1,540,332        1,410,689
                                                                    -------------    -------------

   Total assets                                                     $ 142,581,513    $ 147,768,441
                                                                    =============    =============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
  Mortgage notes payable (Note 7)                                   $  93,200,138    $  94,576,806
  Accounts payable and other liabilities                               11,974,677       11,545,339
  Due to local general partners and affiliates (Note 8)                 5,853,665        5,781,340
  Due to general partner and affiliates (Note 8)                        7,299,343        5,952,787
                                                                    -------------    -------------


   Total liabilities                                                  118,327,823      117,856,272
                                                                    -------------    -------------

Minority interest (Note 2)                                              5,193,688        5,508,422
                                                                    -------------    -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
  Limited partners (76,786 BACs issued and outstanding)             $  19,552,276    $  24,842,584
  General partner                                                        (492,274)        (438,837)
                                                                    -------------    -------------

Total partners' capital (deficit)                                      19,060,002       24,403,747
                                                                    -------------    -------------

Total liabilities and partners' capital (deficit)                   $ 142,581,513    $ 147,768,441
                                                                    =============    =============

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended March 31,
                                            --------------------------------------------
                                                2003            2002            2001
                                            ------------    ------------    ------------
Revenues
Rental income                               $ 20,303,052    $ 19,709,111    $ 19,608,699
Other                                            752,490         864,866       1,132,696
                                            ------------    ------------    ------------
                                              21,055,542      20,573,977      20,741,395
                                            ------------    ------------    ------------

Expenses
General and management                         4,277,906       4,464,570       4,562,706
General and management-related
  parties (Note 8)                             2,082,344       2,034,370       2,036,822
Repairs and maintenance                        4,241,405       4,181,192       4,417,480
Operating                                      2,252,377       2,282,654       2,117,002
Taxes                                          1,405,187       1,252,782       1,276,023
Insurance                                      1,275,627         860,878         704,620
Financial, primarily interest                  5,025,307       5,209,654       5,335,735
Depreciation and amortization                  5,853,795       5,783,821       5,750,137
                                            ------------    ------------    ------------

    Total expenses                            26,413,948      26,069,921      26,200,525
                                            ------------    ------------    ------------

Loss before minority interest                 (5,358,406)     (5,495,944)     (5,459,130)

Minority interest in loss of subsidiaries         14,661          13,750          15,252
                                            ------------    ------------    ------------

Net loss                                    $ (5,343,745)   $ (5,482,194)   $ (5,443,878)
                                            ============    ============    ============


Net loss-limited partners                   $ (5,290,308)   $ (5,427,372)   $ (5,389,439)
                                            ============    ============    ============

Number of BACs outstanding                        76,768          76,768          76,768
                                            ============    ============    ============

Net loss per BAC                            $     (68.91)   $     (70.70)   $     (70.20)
                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                           Limited         General
                                                             Total         Partners        Partner
                                                         ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2000              $ 35,329,819    $ 35,659,395    $   (329,576)

Net loss                                                   (5,443,878)     (5,389,439)        (54,439)
                                                         ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2001               29,885,941      30,269,956        (384,015)

Net loss                                                   (5,482,194)     (5,427,372)        (54,822)
                                                         ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002               24,403,747      24,842,584        (438,837)

Net loss                                                   (5,343,745)     (5,290,308)        (53,437)
                                                         ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003             $ 19,060,002    $ 19,552,276    $   (492,274)
                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      Year Ended March 31,
                                                           -----------------------------------------
                                                               2003           2002           2001
                                                           -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                   $(5,343,745)   $(5,482,194)   $(5,443,878)
                                                           -----------    -----------    -----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                5,853,795      5,783,821      5,750,137
Minority interest in loss of subsidiaries                      (14,661)       (13,750)       (15,252)
(Increase) decrease in assets:
Cash held in escrow                                           (304,467)      (218,043)        42,310
Other assets                                                  (129,643)       726,673       (373,978)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                         429,338      1,558,034        928,973
Due to local general partners and affiliates                   324,750        (47,947)       (13,254)
Due to general partner and affiliates                        1,346,556      1,031,064      1,379,523
                                                           -----------    -----------    -----------
Total adjustments                                            7,505,668      8,819,852      7,698,459
                                                           -----------    -----------    -----------
Net cash provided by operating activities                    2,161,923      3,337,658      2,254,581
                                                           -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                         (436,047)      (510,757)      (437,204)
Decrease (increase) in cash held in escrow                     400,618       (139,931)        54,258
Decrease in due to local general partners and
  affiliates                                                  (225,357)      (239,002)      (153,913)
                                                           -----------    -----------    -----------
Net cash used in investing activities                         (260,786)      (889,690)      (536,859)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
Increase in deferred costs                                     (12,690)       (26,730)       (51,595)
Proceeds from mortgage notes                                         0              0      6,909,970
Repayments of mortgage notes                                (1,376,668)    (2,253,590)    (2,058,616)
Repayments of construction loan                                      0              0     (6,740,018)
Decrease in due to local general partners and
  affiliates                                                   (27,068)       (33,855)       (31,466)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest              (300,073)      (704,476)      (170,704)
                                                           -----------    -----------    -----------
Net cash used in financing activities                       (1,716,499)    (3,018,651)    (2,142,429)
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                                  184,638       (570,683)      (424,707)

Cash and cash equivalents at beginning of year               1,261,107      1,831,790      2,256,497
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of year                   $ 1,445,745    $ 1,261,107    $ 1,831,790
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                     $ 3,889,793    $ 3,936,342    $ 4,265,915
                                                           ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2003.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2003, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $33,000, $35,000 and $35,000 for the years ended March 31, 2003, 2002 and 2001, respectively (the 2002, 2001 and 2000 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2003, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Cash  and  Cash  Equivalents  and  Cash  Held  in  Escrow
---------------------------------------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                            March 31, 2003              March 31, 2002
                                      -------------------------   -------------------------
                                       Carrying                    Carrying
                                        Amount      Fair Value      Amount      Fair Value
                                      -----------   -----------   -----------   -----------
Mortgage notes payable for
 which it is:
Practicable to estimate fair value    $39,404,826   $34,533,070   $39,806,784   $35,034,048
Not practicable                       $53,795,312   *             $54,770,022             *

*Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                             March 31,               Estimated
                                  -----------------------------    Useful Lives
                                       2003            2002           (Years)
                                  -------------    ------------    -------------
Land                              $   5,692,516    $  5,692,516           --
Building and improvements           174,948,799     174,729,217        15-40
Furniture and fixtures                3,138,905       2,957,753         3-10
                                  -------------    ------------
                                    183,780,220     183,379,486

Less: Accumulated depreciation      (55,076,049)    (49,421,936)
                                  -------------    ------------

                                  $ 128,704,171    $133,957,550
                                  =============    ============

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2003 and 2002. In addition, as of March 31, 2003 and 2002, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to, $5,689,426, $5,591,004 and $5,576,423, respectively.

During the years ended March 31, 2003 and 2002, accumulated depreciation of $35,312 and $684, respectively, was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Purchase price payments*                              $   28,000      $   32,666
Real estate taxes, insurance and other                 5,064,851       4,772,877
Reserve for replacements                               3,493,460       3,889,412
Tenant security deposits                                 719,193         706,700
                                                      ----------      ----------

                                                      $9,305,504      $9,401,655
                                                      ==========      ==========

*Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                        March 31,
                                        ----------------------------------------
                                            2003           2002         Period
                                        -----------    -----------    ----------
Financing expenses                      $ 2,975,515    $ 2,962,825        *
Less: Accumulated amortization           (1,389,754)    (1,225,385)
                                        -----------    -----------

                                        $ 1,585,761    $ 1,737,440
                                        ===========    ===========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2003, 2002 and 2001 amounted to $164,369, $192,817 and $173,714, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $582,000, including principal and interest at rates varying from 0% to 10.29% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $10,472,133 and $10,619,405 at December 31, 2002 and 2001, respectively, which bear interest at rates ranging from 8.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 2003, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                    Amount
------------------                 ------------
2003                               $  2,819,098
2004                                  2,955,808
2005                                  3,146,591
2006                                  3,347,801
2007                                  4,306,094
Thereafter                           76,624,746
                                   ------------
                                   $ 93,200,138
                                   ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $58,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                      Year Ended March 31,
                                              ------------------------------------
                                                 2003         2002         2001
                                              ----------   ----------   ----------
Partnership management fees (i)               $  880,000   $  880,000   $  880,000
Expense reimbursement (ii)                       158,434      135,388      148,577
Local administrative fee (iv)                     77,000       61,000       63,000
                                              ----------   ----------   ----------
Total general and administrative-
 General Partner                               1,115,434    1,076,388    1,091,577
                                              ----------   ----------   ----------

Property management fees incurred to
 affiliates of the subsidiary partnerships'
 general partners (iii)                          966,910      957,982      945,245
                                              ----------   ----------   ----------
Total general and administrative-
 related parties                              $2,082,344   $2,034,370   $2,036,822
                                              ==========   ==========   ==========

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,839,000 and $3,959,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $818,000 and $660,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $966,910, $957,982 and $945,245 for the 2002, 2001 and 2000 Fiscal Years, respectively.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(v) As of March 31, 2003 and 2002, the Partnership owes an affiliate, of the General Partner, approximately $1,298,000 and $977,000 respectively for operating advances. These advances are non-interest bearing and have no set repayment terms.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                       March 31,
                                                                -----------------------
                                                                   2003         2002
                                                                ----------   ----------
Development deficit advances                                    $   50,000   $   50,000
Operating advances (i)                                           1,769,359    1,669,922
Development fee payable                                          1,936,175    2,161,532
Long-term notes payable (ii)                                     1,550,953    1,578,021
Management and other fees                                          547,178      321,865
                                                                ----------   ----------

                                                                $5,853,665   $5,781,340
                                                                ==========   ==========
(i) Operating advances include the following loans:

Christine Apartments, L.P.                                      $  116,100   $  116,100
--------------------------
This loan is noninterest bearing and has no set repayment
terms

(ii) Long-term notes payable consist of the following:

Creative  Choice  Homes  II, LTD.                               $  979,770   $  979,770
---------------------------------
The first note bears interest at 7% payable monthly. Princi-
pal on the loan is due and payable in full on December 31,
2009.  The second note bears interest at 12% payable
monthly.  Principal on the loan is due and payable in full on
December 31, 2009

Plainsboro Housing Partners, L.P.                               $  571,183   $  598,251
---------------------------------
This loan accrues interest at a rate of 7.34% per annum on
the outstanding principal balance for  20 years. Repayment
of the principal and interest shall  be made  from net cash
flow to the extent available pursuant to the promissory note
All accrued interest and principal are due in a balloon pay-
ment in  December 2012

Interest expense incurred on such long-term notes payable amounted to approximately $125,000, $105,000 and $108,000 for the 2002, 2001 and 2000 Fiscal Years, respectively

C) Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                       2002           2001           2000
                                                   -----------    -----------    -----------
Financial statement net loss                       $(5,343,745)   $(5,482,194)   $(5,443,878)

Differences between depreciation and amortiza-
tion expense recorded for financial reporting
purposes and the accelerated cost recovery
system utilized for income tax purposes               (935,964)    (2,173,172)    (2,113,459)

Differences resulting from parent company
having a different fiscal yearfor income tax and
financial reporting purposes                            11,739         88,461        (83,865)

Other                                                  (69,850)       224,941        (72,707)
                                                   -----------    -----------    -----------
Net loss as shown on the income tax return for
the calendar year ended                            $(6,337,820)   $(7,341,964)   $(7,713,909)
                                                   ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. As of March 31, 2003, uninsured cash and cash equivalents approximated $635,000.

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

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,256,724, $11,986,066 and $11,986,066 Housing Tax Credits during the 2002, 2001 and 2000 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner.

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire a controlling interest in the general partner of the General Partner. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partner will not change.

Certain information concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of Related Independence Associates L.P., the General Partner, is set forth below.

Name                                Position
----                                --------

Stephen M.  Ross                    Director

Michael Brenner                     President

Alan P.  Hirmes                     Senior Vice President

Stuart J.  Boesky                   Senior Vice President

Marc D.  Schnitzer                  Vice President

Denise L.  Kiley                    Vice President

Glenn F.  Hopps                     Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross than received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. ("TRCLP") in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and the Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 40, joined Related in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 2, 2003, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


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

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2003, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

Item 13. Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the general partner of the General Partner.

Item 14. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of Related Independence Inc., the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                              15

         Consolidated Balance Sheets at March 31, 2003 and 2002                    78

         Consolidated Statements of Operations for the Years Ended March 31,
         2003, 2002 and 2001                                                       79

         Consolidated Statements of Changes in Partners' Capital (Deficit) for
         the Years Ended March  31, 2003, 2002 and 2001                            80

         Consolidated  Statements of Cash Flows for the Years Ended March 31,
         2003, 2002 and 2001                                                       81

         Notes to Consolidated Financial Statements                                82

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Independent Auditors' Report                                              106

         Schedule I - Condensed Financial Information of Registrant                107

         Schedule III - Real Estate and Accumulated Depreciation                   110

(a) 3.   Exhibits
         --------

(3A)     Form of Amended and Restated  Agreement of Limited Partnership of
         Independence Tax Credit Plus L.P., attached to the Prospectus as Ex-hibit A*

(3B)     Amended and Restated Certificate of Limited Partnership of Independence
         Tax Credit Plus L.P.*

(10A)    Form of Subscription Agreement attached to the Prospectus as Exhibit
         B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C)    Form of Amended and Restated Agreement of Limited Partnership of
         Local Partnerships*

(21)     Subsidiaries of the Registrant                                            97

         99.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 104

         99.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                105

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

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

(b)      Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended March
         31, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    its General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    a General Partner



Date: June 13, 2003                 By: /s/ Michael Brenner
                                        -------------------
                                        Michael Brenner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                         Title                           Date
-------------------     ---------------------------------------    -------------

/s/ Michael Brenner     President and Chief Executive Officer
-------------------     (principal executive officer)
Michael Brenner         of Related Independence Associates Inc.    June 13, 2003




/s/ Alan P.  Hirmes     Senior Vice President
-------------------     (principal financial officer)
Alan P.  Hirmes         of Related Independence Associates Inc.    June 13, 2003




/s/ Glenn F.  Hopps     Treasurer
-------------------     (principal accounting officer) of
Glenn F.  Hopps         Related Independence Associates Inc.       June 13, 2003




/s/ Stephen M. Ross
-------------------     Director of
Stephen M. Ross         Related Independence Associates Inc.       June 13, 2003

                                  CERTIFICATION


I, Michael Brenner, Principal Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P.
which is the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officers and I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General Partner:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           By: /s/ Michael Brenner
                               -------------------
                               Michael Brenner
                               Principal Executive Officer
                               June 13, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P.
which is the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officers and I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General Partner:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Financial Officer
                               June 13, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Principal Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Principal Executive Officer
     June 13, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Financial Officer
     June 13, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P.  and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 9, 2003 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III at March 31, 2003. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 9, 2003

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                             March 31,
                                                     -----------     ---------
                                                         2003          2002
                                                     -----------   -----------
Cash and cash equivalents                            $     1,491   $     9,708
Advances and investment in subsidiary partnerships    28,808,492    31,564,522
Cash held in escrow                                       28,000        32,666
Other assets                                             116,299       116,299
                                                     -----------   -----------

Total assets                                         $28,954,282   $31,723,195
                                                     ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                    $    14,060   $     7,466
Due to general partners and affiliates                 6,956,964     5,597,447
                                                     -----------   -----------

Total liabilities                                      6,971,024     5,604,913

Partners' capital*                                    21,983,258    26,118,282
                                                     -----------   -----------

Total liabilities and partners' capital              $28,954,282   $31,723,195
                                                     ===========   ===========


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $623,530 and $659,125 of related party income at March 31, 2003 and 2002, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)



                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Year Ended March 31,
                                            -----------------------------------------
                                                2003           2002           2001
                                            -----------    -----------    -----------
Revenues                                    $     5,264    $   (61,217)   $   103,969
                                            -----------    -----------    -----------

Expenses

Administrative and management                   158,743        142,020        141,644
Administrative and management-related
  parties                                     1,038,434      1,015,388      1,028,577
                                            -----------    -----------    -----------

Total expenses                                1,197,177      1,157,408      1,170,221
                                            -----------    -----------    -----------

Loss from operations                         (1,191,913)    (1,218,625)    (1,066,252)

Equity in loss of subsidiary partnerships    (2,943,111)    (3,349,455)    (4,306,890)
                                            -----------    -----------    -----------

Net loss                                    $(4,135,024)   $(4,568,080)   $(5,373,142)
                                            ===========    ===========    ===========


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                            Year Ended March 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                         $(4,135,024)   $(4,568,080)   $(5,373,142)
                                                 -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Equity in loss of subsidiary partnerships          2,943,111      3,349,455      4,306,890
Increase (decrease) in other liabilities               6,594         (6,313)       (46,581)
Increase in due to general partner
  and affiliates                                   1,359,517      1,028,588      1,342,491
                                                 -----------    -----------    -----------

Total adjustments                                  4,309,222      4,371,730      5,602,800
                                                 -----------    -----------    -----------

Net cash provided by (used in) operating
  activities                                         174,198       (196,350)       229,658
                                                 -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash
  held in escrow-purchase price payments               4,666         59,334        200,000
Decrease in other assets                                   0              0         15,501
Investment in subsidiary partnerships                 (4,666)       (59,334)      (200,000)
Distributions from subsidiary partnerships           185,671        101,666        288,119
Advances to subsidiary partnerships                 (368,086)      (227,892)      (218,564)
                                                 -----------    -----------    -----------

Net cash (used in) provided by
  investing activities                              (182,415)      (126,226)        85,056
                                                 -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                         (8,217)      (322,576)       314,714

Cash and cash equivalents, beginning of year           9,708        332,284         17,570
                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year           $     1,491    $     9,708    $   332,284
                                                 ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                                       Initial Cost to Partnership      Cost Capitalized
                                                      -----------------------------      Subsequent to
                                                                      Buildings and       Acquisition:
    Description                      Encumbrances         Land        Improvements        Improvements
--------------------                 ------------     -----------     -------------     ----------------
Apartment Complexes

Harbor Court Limited Partnership,
  Staten Island, NY                  $          0     $   137,450     $   1,007,966       $     69,289
Old Public Limited Partnership
  Lawrenceburg, TN                        455,879          10,000         1,713,310             81,678
Lancaster Terrace Limited Partnership
  Salem, OR                             1,544,623         161,269         3,679,601             40,470
655 North Street Limited Partnership
  Baton Rouge, LA                       3,990,920         125,500         3,040,980          5,618,940
Landreth Venture
  Philadelphia, PA                      3,299,745           1,761         5,903,337             98,609
Homestead Apartments Associates Ltd.
  Homestead, FL                         3,468,454         329,402                 0          5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                        4,468,575         270,000         5,969,354          3,173,905
West Diamond Street Associates
  Philadelphia, PA                      1,576,000          30,829         3,444,649           (987,118)
Susquehanna Partners
  Philadelphia, PA                      1,797,682          16,000                 0          3,998,995
Boston Bay Limited Partnership
  Boston, MA                            2,697,841         440,000         4,143,758            828,559
Morrant Bay Limited Partnership
  Boston, MA                            4,033,979         650,000         5,522,250          1,237,703
Hope Bay Limited Partnership
  Boston, MA                            1,320,286         225,000         1,435,185            628,202
Lares Apartments Limited Partnership
  Lares, PR                             4,437,422         137,000                 0          5,604,639
Lajas Apartments Limited Partnership
  Lajas, PR                             4,094,028         110,090         4,952,929            245,659
Arlington-Rodeo Properties
  Los Angeles, CA                       3,543,123         624,052                 0          5,064,598
Conifer Bateman Associates
  Lowville, NY                            950,669          15,000         2,525,729             80,046
Hampden Hall Associates, L.P.
  St.  Louis, MO                        2,165,502               0                 0          7,454,310
Chester Renaissance Associates
  Chester, PA                             873,000          33,667           168,333          1,782,784
Homestead Apartments II, LTD.
  Homestead, FL                         3,405,294         338,966                 0          5,287,011
P.S.  157 Associates, L.P.
  New York, NY                          6,711,515          36,500         9,350,642             89,330


                                     Gross Amount at which Carried At Close of Period
                                     ------------------------------------------------
                                                     Buildings and                         Accumulated
    Description                         Land         Improvements           Total          Depreciation
--------------------                 -----------     -------------     --------------      ------------
Apartment Complexes

Harbor Court Limited Partnership,
  Staten Island, NY                  $   140,813     $   1,073,892     $    1,214,705      $    352,838
Old Public Limited Partnership
  Lawrenceburg, TN                        13,640         1,791,348          1,804,988           701,896
Lancaster Terrace Limited Partnership
  Salem, OR                              163,105         3,718,235          3,881,340         1,649,791
655 North Street Limited Partnership
  Baton Rouge, LA                        127,751         8,657,669          8,785,420         3,220,051
Landreth Venture
  Philadelphia, PA                         3,645         6,000,062          6,003,707         1,632,762
Homestead Apartments Associates Ltd.
  Homestead, FL                          340,868         5,931,699          6,272,567         1,553,518
Bethel Villa Associates, L.P.
  Wilmington, DE                         275,099         9,138,160          9,413,259         2,898,616
West Diamond Street Associates
  Philadelphia, PA                        32,414         2,455,946          2,488,360         1,109,513
Susquehanna Partners
  Philadelphia, PA                        17,585         3,997,410          4,014,995         1,034,484
Boston Bay Limited Partnership
  Boston, MA                             441,585         4,970,732          5,412,317         1,972,175
Morrant Bay Limited Partnership
  Boston, MA                             651,585         6,758,368          7,409,953         2,657,611
Hope Bay Limited Partnership
  Boston, MA                             226,585         2,061,802          2,288,387           807,308
Lares Apartments Limited Partnership
  Lares, PR                              151,585         5,590,054          5,741,639         1,631,578
Lajas Apartments Limited Partnership
  Lajas, PR                              111,675         5,197,003          5,308,678         1,434,488
Arlington-Rodeo Properties
  Los Angeles, CA                        625,637         5,063,013          5,688,650         1,516,407
Conifer Bateman Associates
  Lowville, NY                            16,585         2,604,190          2,620,775         1,021,632
Hampden Hall Associates, L.P.
  St.  Louis, MO                           1,585         7,452,725          7,454,310         2,622,835
Chester Renaissance Associates
  Chester, PA                             42,153         1,942,631          1,984,784           483,712
Homestead Apartments II, LTD.
  Homestead, FL                          340,551         5,285,426          5,625,977         1,293,895
P.S.  157 Associates, L.P.
  New York, NY                            38,085         9,438,387          9,476,472         2,413,720


                                                                       Life on which
                                                                      Depreciation in
                                         Year of                       Latest Income
                                      Construction/       Date          Statement is
    Description                         Renovation       Acquired        Computed*
--------------------                  -------------    -----------    ---------------
Apartment Complexes

Harbor Court Limited Partnership,
  Staten Island, NY                        1991         Dec.  1991      27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                         1991         Dec.  1991      27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                1992         Feb.  1992      15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                          1992         Mar.  1992      27.5 years
Landreth Venture
  Philadelphia, PA                         1992         Mar.  1992      40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                            1992         Mar.  1992      40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                           1992         Apr.  1992      27.5 years
West Diamond Street Associates
  Philadelphia, PA                         1992         May 1992        40 years
Susquehanna Partners
  Philadelphia, PA                         1992         May 1992        20-40 years
Boston Bay Limited Partnership
  Boston, MA                               1991         Aug.  1992      27.5 years
Morrant Bay Limited Partnership
  Boston, MA                               1991         Aug.  1992      27.5 years
Hope Bay Limited Partnership
  Boston, MA                               1991         Aug.  1992      27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                1992         Aug.  1992      40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                1992         Aug.  1992      40 years
Arlington-Rodeo Properties
  Los Angeles, CA                          1992         Aug.  1992      27.5 years
Conifer Bateman Associates
  Lowville, NY                             1990         Aug.  1992      15-27.5 years
Hampden Hall Associates, L.P.
  St.  Louis, MO                           1992         Sep.  1992      27.5 years
Chester Renaissance Associates
  Chester, PA                              1992         Sep.  1992      40 years
Homestead Apartments II, LTD.
  Homestead, FL                            1992         Oct.  1992      40 years
P.S.  157 Associates, L.P.
  New York, NY                             1992         Nov 1992        40 years


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                                         Initial Cost to Partnership      Cost Capitalized
                                                        -----------------------------      Subsequent to
                                                                        Buildings and       Acquisition:
    Description                        Encumbrances         Land        Improvements        Improvements
--------------------                   ------------     -----------     -------------     ----------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                              0            35,160                 0           9,578,163
Creative Choice Homes II, LTD.
  Opa-Locka, FL                           9,777,495               0                 0          21,433,650
Milford Crossing Associates L.P.(**)
  Milford, DE                             2,480,496         203,006                 0           4,379,722
BX-7F Associates, L.P.
  Bronx, NY                               3,104,303               4         5,705,064              77,118
Los Angeles Limited Partnership
  Rio Piedras, PR                         3,863,073         201,210                 0           6,667,434
Christine Apartments, L.P.
  Buffalo, NY                             1,245,000          10,000         2,351,072             240,397
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                          3,895,174         800,000                 0           8,851,487
Rolling Green Associates, L.P.
  Syracuse, NY                           14,000,060         180,000        19,583,101             592,349
                                       ------------     -----------     -------------       -------------

                                       $ 93,200,138     $ 5,121,866     $  80,497,260       $  98,161,094
                                       ============     ===========     =============       =============


                                       Gross Amount at which Carried At Close of Period
                                       ------------------------------------------------
                                                       Buildings and                         Accumulated
    Description                           Land         Improvements           Total          Depreciation
--------------------                   -----------     -------------     --------------      ------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                          36,745         9,576,578          9,613,323         2,345,733
Creative Choice Homes II, LTD.
  Opa-Locka, FL                            574,637        20,859,013         21,433,650         4,996,282
Milford Crossing Associates L.P.(**)
  Milford, DE                              115,519         4,467,209          4,582,728         1,668,394
BX-7F Associates, L.P.
  Bronx, NY                                  2,178         5,780,008          5,782,186         1,472,042
Los Angeles Limited Partnership
  Rio Piedras, PR                          203,384         6,665,260          6,868,644         1,592,552
Christine Apartments, L.P.
  Buffalo, NY                               13,174         2,588,295          2,601,469           872,526
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                           802,174         8,849,313          9,651,487         2,663,177
Rolling Green Associates, L.P.
  Syracuse, NY                            182,174         20,173,276         20,355,450         7,456,513
                                       -----------     -------------     --------------      ------------

                                       $ 5,692,516      $178,087,704     $  183,780,220      $ 55,076,049
                                       ===========     =============     ==============      ============

                                                                        Life on which
                                                                       Depreciation in
                                          Year of                       Latest Income
                                       Construction/       Date          Statement is
    Description                          Renovation       Acquired        Computed*
--------------------                   -------------    -----------    ---------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                         1992          Nov 1992         40 years
Creative Choice Homes II, LTD.
  Opa-Locka, FL                            1988          Dec 1992         40 years
Milford Crossing Associates L.P.(**)
  Milford, DE                              1992          Dec. 1992        27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                1993          Jan. 1993        40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                          1994          Apr. 1993        40 years
Christine Apartments, L.P.
  Buffalo, NY                              1993          June 1993        27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                           1994          July 1993        27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                             1992          Oct. 1993        27.5 years



* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.

** During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003
                                   (continued)

                                          Cost of Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                         Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                      2003             2002             2001             2003             2002            2001
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 183,379,486    $ 182,869,413    $ 182,441,409    $  49,421,936    $  43,831,616    $  38,264,393

Additions during period:
Improvements                           436,047          510,610          437,204
Depreciation expense                                                                    5,689,426        5,591,004        5,576,423
Deductions during period:

Dispositions                           (35,313)            (537)          (9,200)         (35,313)            (684)          (9,200)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balance at close of period       $ 183,780,220    $ 183,379,486    $ 182,869,413    $  55,076,049    $  49,421,936    $  43,831,616
                                 =============    =============    =============    =============    =============    =============

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