Form 10-Q
period 2003-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2003-08-04
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X
------- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

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
                                   (Unaudited)

                                                 ==============  =============
                                                    June 30,        March 31,
                                                      2003            2003
                                                 --------------  -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $56,434,543 and $55,076,049,
  respectively                                   $ 127,402,562   $ 128,704,171
Cash and cash equivalents                            1,425,794       1,445,745
Cash held in escrow                                  8,991,033       9,305,504
Deferred costs, net of accumulated
  amortization of $1,430,791
  and $1,389,754, respectively                       1,544,725       1,585,761
Other assets                                         1,578,310       1,540,332
                                                 -------------   -------------
Total assets                                     $ 140,942,424   $ 142,581,513
                                                 =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  92,176,065   $  93,200,138
  Accounts payable and
   other liabilities                                12,535,145      11,974,677
  Due to local general partners and
   affiliates                                        5,721,245       5,853,665
  Due to general partner and affiliates              7,715,730       7,299,343
                                                 -------------   -------------
Total liabilities                                  118,148,185     118,327,823
                                                 -------------   -------------

Minority interest                                    5,144,887       5,193,688
                                                 -------------   -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                          18,155,732      19,552,276
  General partner                                     (506,380)       (492,274)
                                                 -------------   -------------
Total partners' capital (deficit)                   17,649,352      19,060,002
                                                 -------------   -------------
Total liabilities and partners'
  capital (deficit)                              $ 140,942,424   $ 142,581,513
                                                 =============   =============


          See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 =============================
                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                       2003          2002
                                                 -----------------------------
Revenues
Rental income                                    $    5,118,082  $   5,118,617
Other income                                            155,895        155,795
                                                 --------------  -------------
                                                      5,273,977      5,274,412
                                                 --------------  -------------
Expenses
General and administrative                              932,632        797,571
General and administrative-
  related parties (Note 2)                              506,754        496,394
Repairs and maintenance                               1,167,005        907,400
Operating                                               868,448        720,409
Taxes                                                   362,701        300,739
Insurance                                               302,836        216,402
Financial, principally interest                       1,152,022      1,180,552
Depreciation and amortization                         1,399,530      1,447,976
                                                 --------------  -------------
Total expenses                                        6,691,928      6,067,443
                                                 --------------  -------------

Net loss before minority interest                    (1,417,951)      (793,031)
Minority interest in loss of
  subsidiaries                                            7,301          6,875
                                                 --------------  -------------

Net loss                                         $   (1,410,650) $    (786,156)
                                                 ==============  =============
Net loss - limited partners                      $   (1,396,544) $    (778,294)
                                                 ==============  =============
Number of BACs outstanding                               76,786         76,786
                                                 ==============  =============
Net loss per BAC                                 $       (18.19) $      (10.14)
                                                 ==============  =============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)


                               ===============================================
                                                   Limited          General
                                  Total            Partners         Partner
                               -----------------------------------------------

Partners' capital
  (deficit)
  April 1, 2003                $ 19,060,002      $ 19,552,276    $   (492,274)

Net loss                         (1,410,650)       (1,396,544)        (14,106)
                               ------------      ------------    -------------

Partners' capital
  (deficit)
  June 30, 2003                $ 17,649,352      $ 18,155,732    $   (506,380)
                               ============      ============    =============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                 =============================
                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                       2003          2002*
                                                 -----------------------------
Cash flows from operating activities:
Net loss                                         $ (1,410,650)   $    (786,156)
                                                 ------------    -------------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                       1,399,530        1,447,976
Minority interest in loss of
  subsidiaries                                         (7,301)          (6,875)
Increase in due to general
  partner and affiliates                              416,387          296,524
Increase in accounts payable and
  other liabilities                                   560,468           91,042
(Increase) decrease in other assets                   (37,978)          97,660
Decrease in cash held in escrow                       314,471          298,666
                                                 ------------    -------------
Total adjustments                                   2,645,577        2,224,993
                                                 ------------    -------------

Net cash provided by
  operating activities                              1,234,927        1,438,837
                                                 ------------    -------------

Cash flows from investing activities:
Increase in property and
  equipment                                           (56,885)         (21,643)
Decrease in cash held in escrow                             0           50,000
(Decrease) increase in due to
  local general partners and affiliates              (132,420)          98,968
                                                 ------------    -------------

Net cash (used in) provided by
  investing activities                               (189,305)         127,325
                                                 ------------    -------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                 =============================
                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                       2003           2002*
                                                 -----------------------------


Cash flows from financing activities:
Repayment of mortgage notes                        (1,024,073)        (982,271)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (41,500)               0
                                                 ------------     ------------

  Net cash used in financing activities            (1,065,573)        (982,271)
                                                 ------------     ------------

Net (decrease) increase in cash
  and cash equivalents                                (19,951)         583,891

Cash and cash equivalents at
  beginning of period                               1,445,745        1,261,107
                                                 ------------     ------------

Cash and cash equivalents at
  end of period                                  $  1,425,794     $  1,844,998
                                                 ============     ============


* Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $4,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and its cash flows for the three months ended June 30, 2003 and 2002. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                 =============================
                                                      Three Months Ended
                                                           June 30,
                                                 -----------------------------
                                                      2003           2002
                                                 -----------------------------
Partnership management fees (a)                  $    220,000     $   220,000
Expense reimbursement (b)                              31,176          35,091
Local administrative fee (c)                           19,000          15,000
Total general and administrative-                ------------     ------------
  General Partner                                     270,176         270,091
                                                 ------------     ------------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                      236,578         226,303
                                                 ------------     ------------
Total general and administrative-
  related parties                                $    506,754     $   496,394
                                                 ============     ============


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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $5,059,000 and $4,839,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003.

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


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership.

As of June 30, 2003, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $20,000 during the three months ended June 30, 2003 due to acquisition of property and equipment ($57,000), a net decrease in due to local general partners and affiliates ($132,000), repayments of mortgage note payable ($1,024,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($42,000) which exceeded cash provided by operating activities ($1,235,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,400,000).

The working capital reserve at June 30, 2003 was approximately $5,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $43,000 and $0 were received during the three months ended June 30, 2003 and 2002, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $5,059,000 and $4,839,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------
In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report of Form 10-K.

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

New Accounting Pronouncements
-----------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after

January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements and will complete its assessment by September 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------
The Partnership's results of operations for the three months ended June 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2003 as compared to the corresponding period in 2002.

General and administrative increased approximately $135,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to increased salaries at three Local Partnerships and an increase in elderly and congregate service expense at another Local Partnership.

Repairs and maintenance increased approximately $260,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to an increase in security costs, painting and carpet replacement at one Local Partnership.

Operating increased approximately $148,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to increased water and sewer costs at one Local Partnership and increased natural gas prices at two other Local Partnerships.

Taxes increased approximately $62,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 due to fees associated with fighting the real estate tax assessment at one Local Partnership and an underaccrual of taxes in 2002 at a second Local Partnership.

Insurance expense increased approximately $86,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002 primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., which is the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended June 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes  in  Securities  and Use of  Proceeds -
None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              (3A) Form of Amended and Restated Agreement of Limited Part-nership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

              (3B)  Amended  and  Restated Certificate of  Limited   Partnership
of Independence Tax Credit Plus L.P.*

              (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

              (10B) Form of Purchase and Sales Agreement pertaining to the Part-nership's acquisition of Local Partnership Interests*

              (10C) Form of Amended and Restated Agreement of Limited Partner-ship of Local Partnerships*

              31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

              31.2 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

              32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

              32.2 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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


Date:  August 4, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date:  August 4, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


         Date: August 4, 2003
               --------------
                                    By: /s/ Michael Brenner
                                        -------------------
                                        Michael Brenner
                                        Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.


          Date: August 4, 2003
                --------------
                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Michael Brenner
    -------------------
    Michael Brenner
    Chief Executive Officer
    August 4, 2003

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Chief Financial Officer
    August 4, 2003