Form 10-Q
period 2003-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2003-10-29
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY  REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003

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
                                   (Unaudited)

                                                 =============    =============
                                                 September 30,      March 31,
                                                     2003             2003
                                                 -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $57,887,497 and $55,076,049,
  respectively                                   $ 125,973,774    $ 128,704,171
Cash and cash equivalents                            1,202,470        1,445,745
Cash held in escrow                                  9,074,977        9,305,504
Deferred costs, net of accumulated
  amortization of $1,471,807
  and $1,389,754, respectively                       1,503,708        1,585,761
Other assets                                         1,601,765        1,540,332
                                                 -------------    -------------
Total assets                                     $ 139,356,694    $ 142,581,513
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  91,648,604    $  93,200,138
  Accounts payable and other
   liabilities                                      12,962,388       11,974,677
  Due to local general partners and
   affiliates                                        5,338,054        5,853,665
  Due to general partner and affiliates              7,981,966        7,299,343
                                                 -------------    -------------
Total liabilities                                  117,931,012      118,327,823
                                                 -------------    -------------

Minority interest                                    5,105,877        5,193,688
                                                 -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                          16,839,481       19,552,276
  General partner                                     (519,676)        (492,274)
                                                 -------------    -------------
Total partners' capital (deficit)                   16,319,805       19,060,002
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 139,356,694    $ 142,581,513
                                                 =============    =============

See Accompanying Notes to Consolidated Financial Statements.

            INDEPENDENCE TAX CREDIT PLUS L.P.
                     AND SUBSIDIARIES
          Consolidated Statements of Operations
                       (Unaudited)

                      ============================    ============================
                           Three Months Ended              Six Months Ended
                              September 30,                   September 30,
                      ----------------------------    ----------------------------
                          2003            2002            2003            2002
                      ----------------------------    ----------------------------
Revenues
Rental income         $  5,169,711    $  5,150,832    $ 10,287,793    $ 10,269,449
Other income               159,069         171,010         314,964         326,805
                      ------------    ------------    ------------    ------------
                         5,328,780       5,321,842      10,602,757      10,596,254
                      ------------    ------------    ------------    ------------
Expenses
General and
  administrative           943,604         824,307       1,876,236       1,621,878
General and
  administrative-
  related parties
  (Note 2)                 505,103         525,757       1,011,857       1,022,151
Repairs and
  maintenance            1,075,439       1,117,342       2,242,444       2,024,742
Operating                  821,041         619,041       1,689,489       1,339,450
Taxes                      365,945         353,073         728,646         653,812
Insurance                  258,382         199,169         561,218         415,571
Financial,
  principally
  interest               1,197,166       1,195,549       2,349,188       2,376,101
Depreciation and
  amortization           1,493,971       1,464,280       2,893,501       2,912,256
                      ------------    ------------    ------------    ------------
Total expenses           6,660,651       6,298,518      13,352,579      12,365,961
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,331,871)       (976,676)     (2,749,822)     (1,769,707)
Minority interest
  in loss of
  subsidiaries               2,324           2,113           9,625           8,988
                      ------------    ------------    ------------    ------------

Net loss              $ (1,329,547)   $   (974,563)   $ (2,740,197)   $ (1,760,719)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,316,251)   $   (964,817)   $ (2,712,795)   $ (1,743,112)
                      ============    ============    ============    ============

Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============    ============    ============    ============

Net loss per BAC      $     (17.14)   $     (12.56)   $     (35.33)   $     (22.70)
                      ============    ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                    (Deficit)
                                   (Unaudited)

                         ============================================
                                           Limited         General
                            Total          Partners        Partner
                         --------------------------------------------
Partners' capital
  (deficit)
  April 1, 2003          $ 19,060,002    $ 19,552,276    $   (492,274)

Net loss                   (2,740,197)     (2,712,795)        (27,402)
                         ------------    ------------    ------------

Partners' capital
  (deficit)
  September 30,
  2003                   $ 16,319,805    $ 16,839,481    $   (519,676)
                         ============    ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                          ==========================
                                               Six Months Ended
                                                 September 30,
                                          --------------------------
                                             2003           2002
                                          --------------------------
Cash flows from operating activities:
Net loss                                  $(2,740,197)   $(1,760,719)
                                          -----------    -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization               2,893,501      2,912,256
Minority interest in loss of
  subsidiaries                                 (9,625)        (8,988)
Increase in due to general
  partner and affiliates                      682,623        544,477
Increase in accounts
  payable and other liabilities               987,711        377,479
(Increase) decrease in other assets           (61,433)         4,385
Decrease in cash held in escrow               230,527        107,937
                                          -----------    -----------
Total adjustments                           4,723,304      3,937,546
                                          -----------    -----------

Net cash provided by
  operating activities                      1,983,107      2,176,827
                                          -----------    -----------

Cash flows from investing activities:
Acquisitions of property and
  equipment                                   (81,051)       (40,110)
Decrease in cash held in escrow                     0          4,666
Decrease in due to local general
  partners and affiliates                    (515,611)       (24,675)
                                          -----------    -----------

Net cash used in
  investing activities                       (596,662)       (60,119)
                                          -----------    -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                          ==========================
                                               Six Months Ended
                                                 September 30,
                                          --------------------------
                                             2003           2002
                                          --------------------------
Cash flows from financing activities:
Repayments of mortgage notes               (1,551,534)    (1,662,044)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest           (78,186)      (149,544)
                                          -----------    -----------

  Net cash used in financing activities    (1,629,720)    (1,811,588)
                                          -----------    -----------

Net (decrease) increase in cash
  and cash equivalents                       (243,275)       305,120

Cash and cash equivalents at
  beginning of period                       1,445,745      1,261,107
                                          -----------    -----------

Cash and cash equivalents at
  end of period                           $ 1,202,470    $ 1,566,227
                                          ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $4,000 and $18,000 and $8,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                       =======================   =======================
                          Three Months Ended        Six Months Ended
                             September 30,             September 30,
                       -----------------------   -----------------------
                          2003         2002         2003         2002
                       -----------------------   -----------------------
Partnership manage-

  ment fees (a)        $  220,000   $  220,000   $  440,000   $  440,000
Expense reimburse-
  ment (b)                 42,703       41,581       73,879       76,672
Local administra-
  tive fee (c)             19,000       17,000       38,000       32,000
                       ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner         281,703      278,581      551,879      548,672
                       ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners        223,400      247,176      459,978      473,479
                       ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties      $  505,103   $  525,757   $1,011,857   $1,022,151
                       ==========   ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,279,000 and $4,839,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003.

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

As of September 30, 2003, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $243,000 during the six months ended September 30, 2003 due to acquisitions of property and equipment ($81,000), a decrease in due to local general partners and affiliates
($516,000), repayments of mortgage notes ($1,552,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($78,000) which exceeded cash provided by operating activities ($1,983,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,894,000).

There was no working capital reserve at September 30, 2003.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $43,000 and $126,000 were received during the six months ended September 30, 2003 and 2002, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $5,279,000 and $4,839,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding significant value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1,

2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------
The Partnership's results of operations for the three and six months ended September 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of less than 1% for both the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

General and administrative increased approximately $119,000 and $254,000 for the three and six months ended September 30, 2003, as compared to the corresponding periods in 2002 due to increased salaries at three Local Partnerships and an increase in elderly and congregate service expense at a fourth Local Partnership.

Repairs and maintenance increased approximately $218,000 for the six months ended September 30, 2003 as compared to the corresponding period in 2002 due to an increase in security costs and painting and carpet replacement at one Local Partnership.

Operating expenses increased approximately $202,000 and $350,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to increased water and sewer costs at one Local Partnership and increased gas prices at the Local Partnerships.

Taxes increased approximately $75,000 for the six months ended September 30, 2003 as compared to the corresponding period in 2002 primarily due to fees associated with fighting the real estate tax assessment at one Local Partnership.

Insurance expense increased approximately $59,000 and $146,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002 primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., which is the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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


Date:  October 29, 2003

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Senior Vice President
                                   (chief financial officer)

Date:  October 29, 2003

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (chief accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 29, 2003
                ----------------
                                                    By:  /s/ Michael Brenner
                                                         -------------------
                                                         Michael Brenner
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: October 29, 2003
                ----------------
                                                    By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     October 29, 2003

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     October 29, 2003