Form 10-Q
period 2003-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2004-01-30
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT  PURSUANT TO  SECTION 13  OR 15(d)  OF THE  SECURITIES
-------- EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2003

                                       OR

-------- TRANSITION REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-3589920
---------------------------                                  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
---------------------------------------                           --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            -----   -----

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
                                   (Unaudited)

                                                    =============  ============
                                                     December 31,     March 31,
                                                        2003           2003
                                                    -------------  ------------

ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $59,298,188 and $55,076,049,
  respectively                                      $124,599,574   $128,704,171
Cash and cash equivalents                              1,372,654      1,445,745
Cash held in escrow                                    9,532,803      9,305,504
Deferred costs, net of accumulated
  amortization of $1,530,099
  and $1,389,754, respectively                         1,445,416      1,585,761
Other assets                                           1,620,573      1,540,332
                                                    ------------   ------------
Total assets                                        $138,571,020   $142,581,513
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                            $ 91,073,731   $ 93,200,138
  Accounts payable and other
   liabilities                                        13,900,338     11,974,677
  Due to local general partners and
   affiliates                                          5,550,881      5,853,665
  Due to general partner and affiliates                8,377,045      7,299,343
                                                    ------------   ------------
Total liabilities                                    118,901,995    118,327,823
                                                    ------------   ------------

Minority interest                                      5,041,661      5,193,688
                                                    ------------   ------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                            15,163,964     19,552,276
  General partner                                       (536,600)      (492,274)
                                                    ------------   ------------
Total partners' capital (deficit)                     14,627,364     19,060,002
                                                    ------------   ------------
Total liabilities and partners'
  capital (deficit)                                 $138,571,020   $142,581,513
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                          ========================    =========================
                             Three Months Ended           Nine Months Ended
                                December 31,                 December 31,
                          ------------------------    -------------------------
                             2003          2002           2003         2002
                          ------------------------    -------------------------
Revenues
Rental income             $ 5,197,783  $ 4,882,416    $15,485,576   $15,151,865
Other income                  175,564      206,251        490,528       533,056
                          -----------  -----------    -----------   -----------
                            5,373,347    5,088,667     15,976,104    15,684,921
Expenses
General and
  administrative              842,937      766,830      2,719,173     2,500,302
General and
  administrative-
  related parties
  (Note 2)                    544,934      512,617      1,556,791     1,534,768
Repairs and
  maintenance               1,442,273    1,121,030      3,684,717     3,034,178
Operating                     784,045      729,583      2,473,534     2,069,033
Taxes                         332,833      315,210      1,061,479       969,022
Insurance                     356,790      236,080        918,008       651,651
Financial,
  principally
interest                    1,296,015    1,365,079      3,645,203     3,741,180
Depreciation and
  amortization              1,468,982    1,429,701      4,362,483     4,341,957
                          -----------  -----------    -----------   -----------
Total expenses              7,068,809    6,476,130     20,421,388    18,842,091
                          -----------  -----------    -----------   -----------

Net loss before
  minority interest        (1,695,462)  (1,387,463)    (4,445,284)   (3,157,170)
Minority interest
  in loss of
  subsidiaries                  3,021        1,022         12,646        10,010
                          -----------  -----------    -----------   -----------

Net loss                  $(1,692,441) $(1,386,441)   $(4,432,638)  $(3,147,160)
                          ===========  ===========    ===========   ===========

Net loss - limited
  partners                $(1,675,517) $(1,372,576)  $(4,388,312)   $(3,115,688)
                          ===========  ===========   ===========    ===========

Number of BACs
  outstanding                  76,786       76,786         76,786        76,786
                          ===========  ===========    ===========   ===========

Net loss per BAC              $(21.82) $    (17.88)   $    (57.15)  $    (40.58)
                          ===========  ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                               =================================================
                                                   Limited          General
                                   Total           Partners         Partner
                               -------------------------------------------------
Partners' capital
  (deficit)
  April 1, 2003                $19,060,002       $19,552,276      $   (492,274)

Net loss                        (4,432,638)       (4,388,312)     $    (44,326)
                               -----------       -----------      ------------

Partners' capital
  (deficit)
  December 31,
  2003                         $14,627,364       $15,163,964      $   (536,600)
                               ===========       ===========      ============


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                         2003         2002
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $(4,432,638)     $(3,147,160)
                                                   -----------      -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                        4,362,483        4,341,957
Minority interest in loss of
  subsidiaries                                         (12,646)         (10,010)
Increase in due to general
  partner and affiliates                             1,077,702          765,785
Increase in accounts
  payable and other liabilities                      1,925,661        1,065,277
Increase in other assets                               (80,241)        (239,396)
(Increase) decrease in cash held in
  escrow                                              (227,299)         164,382
                                                   -----------     ------------
Total adjustments                                    7,045,660        6,087,995
                                                   -----------     ------------

Net cash provided by
operating activities                                 2,613,022        2,940,835
                                                   -----------     ------------

Cash flows from investing activities:
Increase in property and
  equipment                                           (117,541)        (204,617)
Decrease in cash held in escrow                              0            4,666
Decrease in due to
  local general partners and affiliates               (302,784)         (71,749)
                                                   -----------     ------------

Net cash used in
  investing activities                                (420,325)        (271,700)
                                                   -----------     ------------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                   =============================
                                                         Nine Months Ended
                                                            December 31,
                                                   -----------------------------
                                                         2003         2002
                                                   -----------------------------
Cash flows from financing activities:
Repayments of mortgage notes                        (2,126,407)     (2,320,636)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                   (139,381)       (149,544)
                                                   -----------      ----------

  Net cash used in financing activities             (2,265,788)     (2,470,180)
                                                   -----------      ----------

Net (decrease) increase in cash
  and cash equivalents                                 (73,091)        198,955

Cash and cash equivalents at
  beginning of period                                1,445,745       1,261,107
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,372,654     $ 1,460,062
                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and 28 other limited partnerships owning affordable apartment complexes that are eligible for the low-income housing tax credit ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") in which the Partnership is a limited partner. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $11,000 and $10,000 and $29,000 and $18,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)




Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:


                          ========================       =======================
                             Three Months Ended            Nine Months Ended
                                December 31,                  December 31,
                          ------------------------       -----------------------
                             2003          2002             2003        2002
                          ------------------------       -----------------------

Partnership manage-
  ment fees (a)            $220,000      $220,000        $  660,000  $  660,000
Expense reimburse-
  ment (b)                   54,776        44,863           128,655     121,535
Local administra-
  tive fee (c)               20,000        16,000            58,000      48,000
                           --------      --------        ----------  ----------
Total general and
  administrative-
  General Partner           294,776       280,863           846,655     829,535
                           --------      --------        ----------  ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners          250,158       231,754           710,136     705,233
                           --------      --------        ----------  ----------
Total general and
  administrative-
  related parties          $544,934      $512,617        $1,556,791  $1,534,768
                           ========      ========        ==========  ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,499,000 and $4,839,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003.

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

As of December 31, 2003, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $73,000 during the nine months ended December 31, 2003 due to acquisitions of property and equipment ($118,000), a decrease in due to local general partners and affiliates
($303,000), repayments of mortgage notes ($2,126,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($139,000) which exceeded cash provided by operating activities ($2,613,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($4,362,000).

The working capital reserve at December 31, 2003 was approximately $15,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $58,000 and $150,000 were received during the nine months ended December 31, 2003 and 2002, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $5,499,000 and $4,839,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

New Accounting Pronouncements
-----------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------
The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2003 and 2002 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% and 2% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Other income decreased approximately $31,000 and $43,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to a decrease in laundry and late fee income earned at one Local Partnership.

Total expenses, excluding repairs and maintenance, operating and insurance expenses, remained fairly consistent with increases of approximately 2% for both the three and nine months ended December 31, 2003, as compared to the corresponding periods in 2002.

Repairs and maintenance increased approximately $321,000 and $651,000 for the three and nine months ended December 31, 2003, as compared to the corresponding periods in 2002, due to an increase in security costs, painting and carpet replacement at one Local Partnership.

Operating expense increased approximately $405,000 for the nine months ended December 31, 2003 as compared to the corresponding period in 2002, primarily due to increased water and sewer costs at one Local Partnership and increased gas prices at all of the Local Partnerships.

Insurance increased approximately $121,000 and $266,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, due to an increase in insurance premiums at the Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., which is the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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


Date:  January 30, 2004

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Senior Vice President
                                   (chief financial officer)

Date:  January 30, 2004

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (chief accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: January 30, 2004
                ----------------

                                   By: /s/ Michael Brenner
                                       -------------------
                                       Michael Brenner
                                       Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


          Date: January 30, 2004

                                   By: /s/ Alan P. Hirmes
                                       -----------------
                                       Alan P. Hirmes
                                       Chief Financial Officer

                                                                    Exhibit 32.1

                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Michael Brenner
    -------------------
    Michael Brenner
    Chief Executive Officer
    January 30, 2004

                                                                    Exhibit 32.2



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Chief Financial Officer
    January 30, 2004