Form 10-K
period 2004-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2004-06-16
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3589920
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------------                   -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes     No  X
                                         -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $16,839,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I

Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of Related Capital Company ("RCC").

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2004, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2004, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds had been invested in Local Partnerships of which approximately $28,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See
Item 2, Properties, below.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $7,001,508, $11,256,724 and $11,986,066 in Tax Credits during the years ending December 31, 2003, 2002 and 2001, respectively.

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

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2004. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------
Name and Location                                                 % of Units Occupied  at  May 1,
                                                            ------------------------------------------
(Number of Units)                         Date Acquired      2004     2003     2002     2001     2000
-----------------                         --------------    ------   ------   ------   ------   ------
Harbor Court Limited Partnership          December 1991      100%      98%     100%     100%      98%
Staten Island, NY (40)

Old Public Limited Partnership            December 1991       63%      93%      61%      85%      48%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership     February 1992       89%      86%      97%      91%      97%
Salem, OR (104)

655 North Street Limited Partnership      March 1992          94%      87%      83%      85%      80%
Baton Rouge, LA (195)

Landreth Venture                          March 1992          92%      96%      94%      90%      90%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.      March 1992          96%      93%      97%      98%      96%
Homestead, FL (123)

Bethel Villa Associates, L.P.             April 1992         100%      99%      97%      99%      96%
Wilmington, DE (150)

West Diamond Street Associates            May 1992            96%      96%     100%      96%     100%
Philadelphia, PA (28)

Susquehanna Partners                      May 1992            98%      96%      94%     100%      85%
Philadelphia, PA (47)

Boston Bay Limited Partnership            August 1992         99%      98%     100%      96%      98%
Boston, MA (88)

Morrant Bay Limited Partnership           August 1992         99%      98%      97%      96%      98%
Boston, MA (130)

Hope Bay Limited Partnership              August 1992        100%     100%      96%     100%      98%
Boston, MA (45)

Lares Apartments Limited Partnership      August 1992        100%     100%     100%     100%     100%
Lares, PR (102)

Lajas Apartments Limited Partnership      August 1992        100%     100%     100%     100%     100%
Lajas, PR (99)

Arlington-Rodeo Properties                August 1992         97%     100%      90%     100%     100%
Los Angeles, CA (29)


                     Local Partnership Schedule (continued)
                     --------------------------------------
Name and Location                                                 % of Units Occupied  at  May 1,
                                                            ------------------------------------------
(Number of Units)                         Date Acquired      2004     2003     2002     2001     2000
-----------------                         --------------    ------   ------   ------   ------   ------
Conifer Bateman Associates                August 1992         96%      92%      88%      83%      83%
Lowville, NY (24)

Hampden Hall Associates, L.P.             September 1992      93%      99%      95%      97%     100%
St. Louis, MO (75)

Chester Renaissance Associates            September 1992     100%     100%      95%      95%     100%
Chester, PA (20)
Homestead Apts. II LTD                    October 1992        96%      96%      99%      95%      96%
Homestead, FL (112)

P.S. 157 Associates, L.P.                 November 1992      100%     100%     100%     100%     100%
New York, NY (73)

Cloisters Limited Partnership II          November 1992       98%      98%      97%     100%      95%
Philadelphia, PA (65)

Creative Choice Homes II, LTD             December 1992       98%      97%      98%      94%      97%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.          December 1992       96%     100%      94%      99%     100%
Milford, DE (73)

BX-7F Associates, L.P.                    January 1993        96%     100%      98%      99%      95%
Bronx, NY (85)

Los Angeles Limited Partnership           May 1993           100%     100%     100%     100%     100%
Rio Piedras, PR (124)

Christine Apartments, L.P.                June 1993           91%     100%      94%     100%      88%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.         July 1993           99%      98%      99%      98%      98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.            October 1993        97%      90%      84%      91%      94%
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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2004, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 4, 2004, the Partnership has approximately 4,629 registered holders of an aggregate of 76,786 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                              Year Ended March 31,
                               ---------------------------------------------------------------------------------
OPERATIONS                          2004             2003             2002             2001             2000
----------                     -------------    -------------    -------------    -------------    -------------
Revenues                       $  21,664,974    $  21,055,542    $  20,573,977    $  20,741,395    $  20,786,356


Operating expenses               (29,240,908)     (26,413,948)     (26,069,921)     (26,200,525)     (26,611,223)
                               -------------    -------------    -------------    -------------    -------------

Loss before minority
  interest                        (7,575,934)      (5,358,406)      (5,495,944)      (5,459,130)      (5,824,867)

Minority interest in loss of
  subsidiaries                        19,365           14,661           13,750           15,252           20,636
                               -------------    -------------    -------------    -------------    -------------

Net loss                       $  (7,556,569)   $  (5,343,745)   $  (5,482,194)   $  (5,443,878)   $  (5,804,231)
                               =============    =============    =============    =============    =============

Net loss per weighted
  average BAC                  $      (97.45)   $      (68.91)   $      (70.70)   $      (70.20)   $      (74.85)
                               =============    =============    =============    =============    =============

                                                              Year Ended March 31,
                               ---------------------------------------------------------------------------------
FINANCIAL POSITION                 2004             2003             2002             2001             2000
------------------             -------------    -------------    -------------    -------------    -------------

Total assets                   $ 139,042,443    $ 142,581,513    $ 147,768,441    $ 153,954,157    $ 159,362,792
                               =============    =============    =============    =============    =============

Total liabilities              $ 122,586,996    $ 118,327,823    $ 117,856,272    $ 117,841,568    $ 117,620,369
                               =============    =============    =============    =============    =============

Minority interest              $   4,952,014    $   5,193,688    $   5,508,422    $   6,226,648    $   6,412,604
                               =============    =============    =============    =============    =============

Total partners' capital        $  11,503,433    $  19,060,002    $  24,403,747    $  29,885,941    $  35,329,819
                               =============    =============    =============    =============    =============


During the years ended March 31, 2004, 2003, 2002 and 2001, total assets decreased primarily due to depreciation. During the year ended March 31, 2004, total liabilities increased due to increased advances from an affiliate of the General Partner to one Local Partnership and increased accounts payable from operations at a second Local Partnership.


                  Selected Quarterly Financial Data (Unaudited)

                                                            Quarter Ended
                                   --------------------------------------------------------------
                                     June 30,       September 30,    December 31,       March 31,
 OPERATIONS                            2003             2003             2003             2004
------------------------------     -----------      ------------     -----------      -----------
Revenues                           $ 5,273,977      $ 5,328,780      $ 5,373,347      $ 5,688,870

Operating ex-
  penses                            (6,691,928)      (6,660,651)      (7,068,809)      (8,819,520)
                                   -----------      -----------      -----------      -----------

Loss before minor-
  ity interest                      (1,417,951)      (1,331,871)      (1,695,462)      (3,130,650)

Minority interest in
  loss of sub-
  sidiaries                              7,301            2,324            3,021            6,719
                                   -----------      -----------      -----------      -----------


Net loss                           $(1,410,650)     $(1,329,547)     $(1,692,441)     $(3,123,931)
                                   ===========      ===========      ===========      ===========


Net loss per
  weighted aver-
  age BAC                          $    (18.19)     $    (17.15)     $    (21.82)     $    (40.29)
                                   ===========      ===========      ===========      ===========



                                                            Quarter Ended
                                   --------------------------------------------------------------
                                     June 30,       September 30,    December 31,       March 31,
 OPERATIONS                            2002             2002             2002             2003
------------------------------     -----------      ------------     -----------      -----------

Revenues                           $ 5,274,412      $ 5,321,842      $ 5,088,667      $ 5,370,621

Operating ex-
  penses                            (6,067,443)      (6,298,518)      (6,476,130)      (7,571,857)
                                   -----------      -----------      -----------      -----------

Loss before minor-
  ity interest                        (793,031)        (976,676)      (1,387,463)      (2,201,236)

Minority interest
  in loss of sub-
  sidiaries                              6,875            2,113            1,022            4,651
                                   -----------      -----------      -----------      -----------


Net loss                           $  (786,156)     $  (974,563)     $(1,386,441)     $(2,196,585)
                                   ===========      ===========      ===========      ===========

Net loss per
  weighted aver-
  age BAC                          $    (10.14)     $    (12.57)     $    (17.88)     $    (28.32)
                                   ===========      ===========      ===========      ===========


Cash Distributions
------------------
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2004 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Distributions of approximately $148,000, $186,000 and $102,000 were received during the years ended March 31, 2004, 2003 and 2002, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General
Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2004, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2004, there were no payments made from escrow.

During the year ended March 31, 2004, cash and cash equivalents increased approximately $205,000. This increase is due to cash provided by operating activities ($2,575,000) which exceeded acquisitions of property and equipment ($610,000), an increase in cash held in escrow relating to investing activities ($451,000), an increase in deferred costs ($238,000), net proceeds and repayments on mortgage notes ($362,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($487,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($222,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,754,000).

The Partnership's unconsolidated working capital reserve at March 31, 2004 was approximately $33,000.

Partnership management fees owed to the General Partner amounting to approximately $5,719,000 and $4,839,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                 Less than       1 - 3         3 -5        More than
                     Total         1 Year        Years         Years        5 Years
                  -----------   -----------   -----------   -----------   -----------
Mortgage notes
   payable (a)    $92,838,355   $ 2,811,353   $ 6,024,855   $ 7,473,882   $76,528,265
Long term notes
   payable (b)      1,528,820     1,528,850             0             0             0
                  -----------   -----------   -----------   -----------   -----------

                  $94,367,205   $ 4,340,203   $ 6,024,855   $ 7,473,882   $76,528,265
                  ===========   ===========   ===========   ===========   ===========

(a)  The  mortgage  notes are  payable  in  aggregate  monthly  installments  of approximately $651,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

(b)  See Note 8 (B) ii in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Through March 31, 2004, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively.)

The Partnership's results of operations for the 2003, 2002 and 2001 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2003, 2002 and 2001 Fiscal Years totaled $7,556,569, $5,343,745 and $5,482,194, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $7,001,508, $11,256,724 and $11,986,066 of Housing Tax Credits during the 2003, 2002 and 2001 tax years, respectively.

2003 vs. 2002
-------------

Rental income increased approximately 4% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year, primarily due to rental rate increases.

Other income decreased approximately $118,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year due to a decrease in laundry and late fee income at one Local Partnership and a write-off of a note payable and an utility refund in the prior year at a second Local Partnership.

Total expenses, excluding repairs and maintenance, operating and insurance, remained fairly consistent with a decrease of less than 1% for the 2003 Fiscal Year as compared with the 2002 Fiscal Year.

Repairs and maintenance increased approximately $2,133,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to flood repair expenses at one Local Partnership and increased security costs, carpet replacement and painting at a second Local Partnership.

Operating increased approximately $383,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to increased water bills at one Local Partnership and increased electricity and gas costs at several other Local Partnerships.

Insurance increased approximately $284,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in insurance premiums at the Local Partnerships.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.


Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          14

         Consolidated Balance Sheets at March 31, 2004 and 2003           78

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    79

         Consolidated  Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                             80

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    81

         Notes to Consolidated Financial Statements                       82

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-seven (2003 Fiscal Year) and twenty-eight (2002 and 2001 Fiscal Years) subsidiary partnerships whose losses aggregated $5,925,149, $4,165,568 and $4,071,996 for the 2003, 2002 and 2001
Fiscal Years, respectively, and whose assets constituted 94% and 99% of the Partnership's assets at March 31, 2004 and 2003, respectively, presented in the accompanying consolidated financial statements. The financial statements for twenty-six (2003 Fiscal Year) and twenty-seven (2002 and 2001 fiscal Years) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 10, 2004

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2003 and 2002, and the results of its income, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 26, 2004

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 25, 2003

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2004

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2003

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 21, 2004, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 21, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 19 to 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 21, 2004

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 10, 2003

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheet of Landreth Venture as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 30, 2004, on our consideration of Landreth Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Landreth Venture

We have audited the accompanying balance sheet of Landreth Venture as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

[Letterhead of Friedman, Alpren & Green LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES, LTD. (a limited partnership) as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES, LTD. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green LLP
New York, New York
February 11, 2004

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


/s/Friedman, Alpren & Green LLP
New York, New York
January 30, 2002

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 2003 and 2002, and the related statements of profit and loss (on Form No. 92410), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, LP. as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 20, 2004 on our consideration of Bethel Villa Associates, L.P.'s internal control and on its compliance with specific requirements applicable to major HUD and DSHA programs and fair housing and non-discrimination. Those reports are in integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 28 and 44 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                            Taxpayer Identification Number:
January 20, 2004                              52-1088612



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



Lead Auditor: James P. Martinko

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
 T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2003 and 2002 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2003 and 2002, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2004 on our consideration of WEST DIAMOND STREET ASSOCIATES' T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 11, 2003

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2003 and 2002 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 9, 2004

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

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
January 31, 2003

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-071-R, as of December 31, 2003, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2003, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Boston Bay Limited Partnership's internal control, a report dated January 22, 2004 on its compliance with laws and regulations, and reports dated January 22, 2004 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 22, 2004

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


/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2002

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-095-R, as of December 31, 2003, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2003, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2004 on our consideration of Morrant Bay Limited Partnership's internal control, a report dated January 19, 2004 on its compliance with laws and regulations, and reports dated January 19, 2004 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 19, 2004

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 17, 2002

[Letterhead of Robert Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MHFA Project No. 70-168-R, as of December 31, 2003, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2003, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2004 on our consideration of Hope Bay Limited Partnership's internal control, a report dated January 14, 2004 on its compliance with laws and regulations, and reports dated January 14, 2004 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 17 through 30) is presented for the purpose of additional analysis and to comply with reporting requirements of the MassHousing and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 14, 2004

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 15, 2002

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited
Partnership, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 26, 2004, on my consideration of Lares Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ Armando A. Suarez, CPA
January 26, 2004
San Juan, Puerto Rico

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

/s/ Armando A. Suarez, CPA
January 28, 2003
San Juan, Puerto Rico

[Letterhead of Armando A.  Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-0660422313, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited
Partnership, as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 26, 2004, on my consideration of Lajas Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 20 thru 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
January 26, 2004
San Juan, Puerto Rico

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

[Letterhead of Cho, Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Cho, Kim & Lee
Los Angeles, California
February 28, 2004

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

/s/ Ree and Kim
Los Angeles, California
February 27, 2003

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Conifer Bateman Associates

We have audited the accompanying balance sheets of Conifer Bateman Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Certified Public Accountants
January 23, 2004

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

/s/ Insero, Kasperski, Ciaccia & Co., P.C.
Certified Public Accountants
Rochester, New York
January 30, 2002

[Letterhead of Mortland Co. P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., as of December 31, 2003 and the related statements of loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall associates, L.P., as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Mortland & Co., P.C.
St. Louis, Missouri
February 27, 2004

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

/s/ Mortland & Co., P.C.
St. Louis, Missouri
February 15, 2002

[Letterhead of Reznick, Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Chester Renaissance Associates

We have audited the accompanying balance sheet of Chester Renaissance Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2003, dated January 30, 2004, on our consideration of Chester Renaissance Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick, Fedder & Silverman
Baltimore, Maryland
January 30, 2004

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

/s/ Reznick, Fedder & Silverman
Baltimore, Maryland
January 24, 2003

[Letterhead of Friedman, Alpren & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Homestead Apartments Associates II, Ltd.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. (a limited partnership), as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2003, and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
February 13, 2004

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

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
January 30, 2002

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.
Brooklyn, New York

We have audited the accompanying balance sheet of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity and accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
New York, New York
February 6, 2004

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

[Letterhead of Reznick Fedder & Silverman

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2003 and 2002, the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 13, 2004

[Letterhead of Reznick Fedder & Silverman

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 14, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes II, Ltd.
(A Limited Partnership)
d/b/a The Gardens Apartments

We have audited the accompanying balance sheet of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, LTD. (A Limited Partnership) d/b/a The Gardens Apartments as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 5, 2004 on our consideration of Creative Choice Homes II, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                                Taxpayer Identification Number
February 5, 2004                                  52-1088612

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated April 20, 2003 on our consideration of Creative Choice Homes II, Ltd.'s internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 39 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                                Taxpayer Identification Number
April 20, 2003                                    52-1088612

Lead Auditor: Peter M. Hodgson

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 18, 2002

[Letterhead of Mayer, Hoffman, McCann P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P., as of December 31, 2003 and 2002, and the related statements of loss, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of Milford Crossing Associates, L.P. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards and standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital (deficiency) and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2004 on our consideration of Milford Crossing Associates, L.P.'s internal control and reports dated January 31, 2004, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 14 to 26 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Mayer, Hoffman, McCann P.C.
Plymouth Meeting, Pennsylvania
January 31, 2004

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

In accordance with GOVERNMENT AUDITING STANDARDS, and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS, issued buy the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2002, on our consideration of MILFORD CROSSING ASSOCIATES, L.P.'S internal controls, and reports dated January 31, 2002, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Halbert, Katz & Co., P.C.
Philadelphia, Pennsylvania
January 31, 2002

[Letterhead of Citrin Cooperman & Company, L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7X ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
White Plains, New York
February 3, 2004

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

/s/ Citrin Cooperman & Company, L.L.P.
White Plains, New York
January 25, 2003

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2003 and 2002, and the related statements of loss, changes in Partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
February 4, 2004


Stamp #1941821 of the
Puerto Rico Society of
CPA's was affixed to the original.

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

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2003 and 2002 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2004 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 4, 2004

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

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 5, 2003

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 2003 and 2002, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 6, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 7, 2003

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 12 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Koch Group & Company, LLP
New York, New York
January 20, 2004

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 24, 2002

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           March 31,
                                                                 ------------------------------
                                                                      2004             2003
                                                                 -------------    -------------

Property and equipment - net of accumulated depreciation
   (Notes 2 and 4)                                               $ 123,764,004    $ 128,704,171
Cash and cash equivalents (Notes 2 and 10)                           1,650,586        1,445,745
Cash held in escrow (Note 5)                                        10,283,626        9,305,504
Deferred costs, less accumulated amortization (Notes 2 and 6)        1,620,722        1,585,761
Other assets                                                         1,723,505        1,540,332
                                                                 -------------    -------------

   Total assets                                                  $ 139,042,443    $ 142,581,513
                                                                 =============    =============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
  Mortgage notes payable (Note 7)                                $  92,838,355    $  93,200,138
  Accounts payable and other liabilities                            14,658,235       11,974,677
  Due to local general partners and affiliates (Note 8)              5,181,321        5,853,665
  Due to general partner and affiliates (Note 8)                     9,909,085        7,299,343
                                                                 -------------    -------------


   Total liabilities                                               122,586,996      118,327,823
                                                                 -------------    -------------

Minority interest (Note 2)                                           4,952,014        5,193,688
                                                                 -------------    -------------

Commitments and contingencies (Notes 8 and 10)

Partners' capital (deficit)
  Limited partners (76,786 BACs issued and outstanding)             12,071,273       19,552,276
  General partner                                                     (567,840)        (492,274)
                                                                 -------------    -------------

Total partners' capital (deficit)                                   11,503,433       19,060,002
                                                                 -------------    -------------

Total liabilities and partners' capital (deficit)                $ 139,042,443    $ 142,581,513
                                                                 =============    =============

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                            ---------------------------------------------
                                                2004             2003*           2002
                                            ------------     ------------    ------------
Revenues
Rental income                               $ 21,030,105     $ 20,303,052    $ 19,709,111
Other                                            634,869          752,490         864,866
                                            ------------     ------------    ------------
                                              21,664,974       21,055,542      20,573,977
                                            ------------     ------------    ------------

Expenses
General and management                         4,493,182        4,454,686       4,464,570
General and management-related
  parties (Note 8)                             1,996,990        1,905,564       2,034,370
Repairs and maintenance                        6,374,186        4,241,405       4,181,192
Operating                                      2,635,745        2,252,377       2,282,654
Taxes                                          1,350,167        1,405,187       1,252,782
Insurance                                      1,559,433        1,275,627         860,878
Financial, primarily interest                  5,077,535        5,025,307       5,209,654
Depreciation and amortization                  5,753,670        5,853,795       5,783,821
                                            ------------     ------------    ------------

    Total expenses                            29,240,908       26,413,948      26,069,921
                                            ------------     ------------    ------------

Loss before minority interest                 (7,575,934)      (5,358,406)     (5,495,944)

Minority interest in loss of subsidiaries         19,365           14,661          13,750
                                            ------------     ------------    ------------

Net loss                                    $ (7,556,569)    $ (5,343,745)   $ (5,482,194)
                                            ============     ============    ============


Net loss-limited partners                   $ (7,481,003)    $ (5,290,308)   $ (5,427,372)
                                            ============     ============    ============

Number of BACs outstanding                        76,768           76,768          76,768
                                            ============     ============    ============

Net loss per BAC                            $     (97.45)    $     (68.91)   $     (70.70)
                                            ============     ============    ============


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                 Limited         General
                                                  Total          Partners        Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2001    $ 29,885,941    $ 30,269,956    $   (384,015)

Net loss                                         (5,482,194)     (5,427,372)        (54,822)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2002     24,403,747      24,842,584        (438,837)

Net loss                                         (5,343,745)     (5,290,308)        (53,437)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2003     19,060,002      19,552,276        (492,274)

Net loss                                         (7,556,569)     (7,481,003)        (75,566)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004   $ 11,503,433    $ 12,071,273    $   (567,840)
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Year Ended March 31,
                                                     --------------------------------------------
                                                         2004            2003            2002
                                                     ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                             $ (7,556,569)   $ (5,343,745)   $ (5,482,194)
                                                     ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                           5,753,670       5,853,795       5,783,821
Minority interest in loss of subsidiaries                 (19,365)        (14,661)        (13,750)
(Increase) decrease in assets:
Cash held in escrow                                      (527,584)       (304,467)       (218,043)
Other assets                                             (183,173)       (129,643)        726,673
Increase (decrease) in liabilities:
Accounts payable and other liabilities                  2,683,558         429,338       1,558,034
Due to local general partners and affiliates             (185,417)        324,750         (47,947)
Due to general partner and affiliates                   2,609,742       1,346,556       1,031,064
                                                     ------------    ------------    ------------
Total adjustments                                      10,131,431       7,505,668       8,819,852
                                                     ------------    ------------    ------------
Net cash provided by operating activities               2,574,862       2,161,923       3,337,658
                                                     ------------    ------------    ------------

Cash flows from investing activities:
Acquisition of property and equipment                    (610,066)       (436,047)       (510,757)
(Increase) decrease in cash held in escrow               (450,538)        400,618        (139,931)
Decrease in due to local general partners and
  affiliates                                             (464,824)       (225,357)       (239,002)
                                                     ------------    ------------    ------------
Net cash used in investing activities                  (1,525,428)       (260,786)       (889,690)
                                                     ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                               (238,398)        (12,690)        (26,730)
Proceeds from mortgage notes                            8,445,779               0               0
Repayments of mortgage notes                           (8,807,562)     (1,376,668)     (2,253,590)
Decrease in due to local general partners and
  affiliates                                              (22,103)        (27,068)        (33,855)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest         (222,309)       (300,073)       (704,476)
                                                     ------------    ------------    ------------
Net cash used in financing activities                    (844,593)     (1,716,499)     (3,018,651)
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                             204,841         184,638        (570,683)

Cash and cash equivalents at beginning of year          1,445,745       1,261,107       1,831,790
                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year             $  1,650,586    $  1,445,745    $  1,261,107
                                                     ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest               $  3,489,656    $  3,889,793    $  3,936,342
                                                     ============    ============    ============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1 - General

Independence Tax Credit Plus L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991. The general partner of the General Partner is Related Independence Associates L.P., a Delaware limited partnership ("RIAI") and is an affiliate of Related Capital Company ("RCC").

On November 17, 2003, CharterMac, acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged Apartment Complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2004.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2004, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $51,000, $33,000 and $35,000 for the years ended March 31, 2004, 2003 and 2002, respectively (the 2003, 2002 and 2001 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2004, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

e) Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

f) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

g) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                               March 31, 2004              March 31, 2003
                                          -------------------------   -------------------------
                                           Carrying                    Carrying
                                            Amount      Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value        $55,786,396   $52,084,207   $39,404,826   $34,533,070
  Not practicable                         $37,051,959             *   $53,795,312             *

* Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                               March 31,               Estimated
                                    ------------------------------    Useful Lives
                                         2004             2003          (Years)
                                    -------------    -------------    ------------
Land                                $   5,692,516    $   5,692,516           -
Building and improvements             175,088,136      174,948,799       15-40
Furniture and fixtures                  3,154,084        3,138,905        3-10
                                    -------------    -------------
                                      183,934,736      183,780,220

Less: Accumulated depreciation        (60,170,732)     (55,076,049)
                                    -------------    -------------

                                    $ 123,764,004    $ 128,704,171
                                    =============    =============

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2004 and 2003. In addition, as of March 31, 2004 and 2003, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to, $5,550,233, $5,689,426 and $5,591,004, respectively.

During the years ended March 31, 2004 and 2003, accumulated depreciation of $455,550 and $35,312, respectively, was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 31,
                                         -------------------------
                                             2004          2003
                                         -----------   -----------
Purchase price payments*                 $    28,000   $    28,000
Real estate taxes, insurance and other     5,595,561     5,064,851
Reserve for replacements                   3,943,998     3,493,460
Tenant security deposits                     716,067       719,193
                                         -----------   -----------

                                         $10,283,626   $ 9,305,504
                                         ===========   ===========

* Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                          March 31,
                                 --------------------------
                                     2004           2003         Period
                                 -----------    -----------    -----------
Financing expenses               $ 3,183,310    $ 2,975,515         *
Less: Accumulated amortization    (1,562,588)    (1,389,754)
                                 -----------    -----------

                                 $ 1,620,722    $ 1,585,761
                                 ===========    ===========

*    Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2004, 2003 and 2002 amounted to $203,437, $164,369 and $192,817, respectively.

During the year ended March 31, 2004, accumulated amortization of $30,603 was written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $651,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Certain mortgage notes with balances aggregating $8,503,021 and $10,472,133 at December 31, 2003 and 2002, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 2004, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year Ending                    Amount
------------------                 ------------
2004                               $  2,811,353
2005                                  2,926,143
2006                                  3,098,712
2007                                  4,028,055
2008                                  3,445,827
Thereafter                           76,528,265
                                   ------------
                                    $92,838,355
                                   ============

The mortgage agreements require monthly deposits to replacement reserves of approximately $132,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

655 North Street Limited Partnership
------------------------------------
In December 2003, 655 North Street Limited Partnership ("655 North Street") completed a mortgage restructuring through the Mark to Market program (mortgage restructuring with an FHA-insured mortgage remaining). The prior mortgage balance of approximately $3,991,000 was repaid with proceeds from the refinancing. The first mortgage consists of a $2,723,800 mortgage note bearing interest at 5.40% per annum, with principal and interest due in monthly installments of $23,527 beginning in February 2004 through October 2017. The second mortgage consists of a $2,602,134 mortgage note through a mortgage restructuring loan payable to HUD at an interest rate of 2.00% per annum and a term of approximately 30 years. Annual payments are due 60 days after fiscal year end to the extent of 75% of surplus cash.

Plainsboro Housing Partners Limited Partnership
-----------------------------------------------
On November 13, 2003, Plainsboro Housing Partners Limited Partnership ("Plainsboro") refinanced its existing indebtedness by borrowing $2,950,000 from PW Funding Inc., (an affiliate of the General Partner). The loan bears interest at the rate of 6.7% per annum with principal and interest due in monthly installments of $19,036 and matures on December 1, 2033. Plainboro's prior indebtedness of approximately $2,515,000 was repaid.

Los Angeles Limited Partnership
-------------------------------
On March 31, 2003, Los Angeles Limited Partnership ("Los Angeles") refinanced its mortgage and modified it to $3,626,000 payable to the Puerto Rico Housing Finance Corporation. The mortgage bears interest at the rate of 6.5% per annum with installments of $21,907 payable on the first day of each month on the outstanding balance of principal. In addition, a second mortgage note dated May 1, 2003 of $400,985 was given to Puerto Rico Housing Finance Corporation as part of the refinancing of the previous mortgage note. The principal amount of this second mortgage note will not accrue interest.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


As of March 31, 2004 and 2003, the Partnership owes an affiliate, of the General Partner, approximately $2,894,000 and $1,298,000 respectively for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                                       Year Ended March 31,
                                              -------------------------------------
                                                 2004          2003*        2002
                                              ----------    ----------   ----------
Partnership management fees (i)               $  880,000    $  880,000   $  880,000
Expense reimbursement (ii)                       163,819       158,434      135,388
Local administrative fee (iv)                     98,000        77,000       61,000
                                              ----------    ----------   ----------
Total general and administrative-
 General Partner                               1,141,819     1,115,434    1,076,388
                                              ----------    ----------   ----------

Property management fees incurred to
 affiliates of the subsidiary partnerships'
 general partners (iii)                          855,171       790,130      957,982
                                              ----------    ----------   ----------
Total general and administrative-
 related parties                              $1,996,990    $1,905,564   $2,034,370
                                              ==========    ==========   ==========

*Reclassified for comparative purposes.

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,719,000 and $4,839,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $982,000 and $818,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

(iii) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $855,171, $790,130 and $957,982 for the 2003, 2002 and 2001 Fiscal Years, respectively.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


On November 13, 2003, Plainsboro refinanced its existing indebtedness by borrowing $2,950,000 from PW Funding (an affiliate of the General Partner).

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Development deficit advances                             $   50,000   $   50,000
Operating advances (i)                                    1,448,911    1,769,359
Development fee payable                                   1,471,351    1,936,175
Long-term notes payable (ii)                              1,528,850    1,550,953
Management and other fees                                   682,209      547,178
                                                         ----------   ----------

                                                         $5,181,321   $5,853,665
                                                         ==========   ==========
(i) Operating advances include the following loans:

Christine Apartments, L.P.                               $  116,100   $  116,100
--------------------------
This loan is noninterest bearing and has no
set repayment terms

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD.                           $  979,770   $  979,770
------------------------------
The first note bears interest at 7% payable  monthly
Principal on the loan is due and payable in full on
December 31, 2009.  The second note bears interest at
12% payable monthly. Principal  on the loan is due
and  payable  in full on December 31, 2009

Plainsboro Housing Partners, L.P.                        $  549,080   $  571,183
---------------------------------
This loan  accrues  interest  at a rate of 7.34%  per
annum on the outstanding principal balance for 20 years.
Repayment of the principal and interest shall be made
from net cash flow to the extent available pursuant to
the promissory note. All accrued interest and principal
are due in a balloon payment in December 2012.

Interest expense incurred on such long-term notes payable amounted to approximately $134,000, $125,000 and $105,000 for the 2003, 2002 and 2001 Fiscal Years, respectively.

C) Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 9 - Income Taxes

A reconciliation of the financial statements net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                           2003           2002           2001
                                                        -----------    -----------    -----------
Financial statement net loss                            $(7,556,569)   $(5,343,745)   $(5,482,194)

Differences between depreciation and amortization
expense recorded for financial reporting purposes
and the accelerated cost recovery system utilized for
income tax purposes                                      (1,093,667)      (935,964)    (2,173,172)

Differences  resulting from parent  company having a
different  fiscal year for income tax and financial
reporting purposes                                           19,709         11,739         88,461

Other                                                     1,584,004        (69,850)       224,941
                                                        -----------    -----------    -----------

Net loss as shown on the income tax return for the
calendar year ended                                     $(7,046,523)   $(6,337,820)   $(7,341,964)
                                                        ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. As of March 31, 2004, uninsured cash and cash equivalents approximated $734,000.

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

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $7,001,508, $11,256,724 and $11,986,066 Housing Tax Credits during the 2003, 2002 and 2001 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI) and is an affiliate of Related Capital Company ("RCC"). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of RCC, which controls our General Partners, has adopted a code of ethics. See http://www.chartermac.com.

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of RIAI effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

Certain information concerning the directors and executive officers of RIAI is set forth below.

Name                                Position
----                                --------

Alan P.  Hirmes                     Director and President

Stuart J.  Boesky                   Senior Vice President

Marc D.  Schnitzer                  Vice President

Denise L.  Kiley                    Vice President

Glenn F.  Hopps                     Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, joined Related in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 2, 2004, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


                                        Amount and Nature of
Name of Beneficial Owner (1)            Beneficial Ownership           Percent of Class
------------------------                --------------------           ----------------

Lehigh Tax Credit Partners, Inc.        6,846.30 (2) (3)                    8.9%

J.  Michael Fried                       6,846.30 (2) (3) (4)                8.9%

Alan P.  Hirmes                         6,846.30 (2) (3) (4)                8.9%

Stuart J.  Boesky                       6,846.30 (2) (3) (4)                8.9%

Marc D.  Schnitzer                      6,846.30 (2) (3) (4)                8.9%

Denise L.  Kiley                        6,846.30 (2) (3) (4)                8.9%

Glenn F.  Hopps                         -                                     -

Teresa Wicelinski                       -                                     -

All directors and executive officers    6,846.30 (2) (3) (4)                8.9%
of the general partner of the
General Partner as a group
(eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh I and the General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to May 28, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates including (Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2004, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $53,400 and $53,400, respectively.

Audit - Related Fees
--------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") and Friedman Alpren & Green ("Friedman") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $20,300 and $20,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm           14

         Consolidated Balance Sheets at March 31, 2004 and 2003            78

         Consolidated Statements of Operations for the Years
         Ended March 31, 2004, 2003 and 2002          79

         Consolidated  Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                              80

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                     81

         Notes to Consolidated Financial Statements                        82

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          102

         Schedule I- Condensed Financial Information of Registrant        103

         Schedule III - Real Estate and Accumulated Depreciation          106

(a) 3.   Exhibits
         --------

(3A)     Form of Amended and Restated Agreement of Limited
         Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B) Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                    96

         *Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11
         (Registration No. 33-37704)

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        99

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule  15d-14(b)
         and Section  1350 of Title 18 of the United  States
         Code (18 U.S.C. 1350)                                            101

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)
                                                                      Sequential
                                                                         Page
                                                                      ----------

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended March 31, 2004.

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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    its General Partner



                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    a General Partner



Date: June 16, 2004                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Director and President
                                        (Chief Executive and Financial Officer)



Date: June 16, 2004                 By: /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps
                                        Treasurer
                                        (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                        Title                           Date
----------------------   ----------------------------------        -------------



/s/ Alan P. Hirmes       Director and President
------------------       (chief executive and financial officer)
Alan P.  Hirmes          of Related Independence Associates Inc.   June 16, 2004



/s/ Glenn F. Hopps       Treasurer
------------------       (chief accounting officer) of
Glenn F.  Hopps          Related Independence Associates Inc.      June 16, 2004

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:


         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:


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


         Date: June 16, 2004
               -------------
                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Chief Executive Officer
                                         and Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 16, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             --------------------------------------------------------



To the Partners of
Independence Tax Credit Plus L.P.  and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 10, 2004 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and
Schedule III at March 31, 2004. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 10, 2004

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)









                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                    March 31,
                                                            -------------------------
                                                               2004          2003
                                                            -----------   -----------
Cash and cash equivalents                                   $    32,537   $     1,491
Advances and investment in subsidiary partnerships           25,298,379    28,808,492
Cash held in escrow                                              28,000        28,000
Other assets                                                    116,299       116,299
                                                            -----------   -----------

Total assets                                                $25,475,215   $28,954,282
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                           $    24,384   $    14,060
Due to general partners and affiliates                        9,596,356     6,956,964
                                                            -----------   -----------

Total liabilities                                             9,620,740     6,971,024
                                                            -----------   -----------

Partners' capital*                                           15,854,475    21,983,258
                                                            -----------   -----------

Total liabilities and partners' capital                     $25,475,215   $28,954,282
                                                            ===========   ===========


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $587,935 and $623,530 of related party income at March 31, 2004 and 2003, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)




                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Year Ended March 31,
                                            -----------------------------------------
                                                2004           2003          2002
                                            -----------    -----------    -----------
Revenues                                    $     4,958    $     5,264    $   (61,217)
                                            -----------    -----------    -----------

Expenses

Administrative and management                   163,819        158,743        142,020
Administrative and management-related
  parties                                     1,021,560      1,038,434      1,015,388
                                            -----------    -----------    -----------

Total expenses                                1,185,379      1,197,177      1,157,408
                                            -----------    -----------    -----------

Loss from operations                         (1,180,421)    (1,191,913)    (1,218,625)

Equity in loss of subsidiary partnerships    (4,948,362)    (2,943,111)    (3,349,455)
                                            -----------    -----------    -----------

Net loss                                    $(6,128,783)   $(4,135,024)   $(4,568,080)
                                            ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Year Ended March 31,
                                                -----------------------------------------
                                                       2004           2003           2002
                                                -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                        $(6,128,783)   $(4,135,024)   $(4,568,080)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:

Equity in loss of subsidiary partnerships         4,948,362      2,943,111      3,349,455
Increase (decrease) in other liabilities             10,324          6,594         (6,313)
Increase in due to general partner
  and affiliates                                  2,639,392      1,359,517      1,028,588
                                                -----------    -----------    -----------

Total adjustments                                 7,598,078      4,309,222      4,371,730
                                                -----------    -----------    -----------

Net cash provided by (used in) operating
  activities                                      1,469,295        174,198       (196,350)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash
  held in escrow-purchase price payments                  0          4,666         59,334
Investment in subsidiary partnerships                     0         (4,666)       (59,334)
Distributions from subsidiary partnerships          147,693        185,671        101,666
Advances to subsidiary partnerships              (1,585,942)      (368,086)      (227,892)
                                                -----------    -----------    -----------

Net cash used in investing activities            (1,438,249)      (182,415)      (126,226)
                                                -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                        31,046         (8,217)      (322,576)

Cash and cash equivalents, beginning of year          1,491          9,708        332,284
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $    32,537    $     1,491    $     9,708
                                                ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004



                                                               Initial Cost to Partnership      Cost Capitalized
                                                              ------------------------------     Subsequent to
                                                                               Buildings and      Acquisition:
Description                                Encumbrances           Land         Improvements       Improvements
-----------                                ------------       -----------      -------------    ----------------
Apartment Complexes
Harbor Court Limited Partnership,
  Staten Island, NY                         $         0       $   137,450       $ 1,007,966       $    69,289
Old Public Limited Partnership
  Lawrenceburg, TN                              441,078            10,000         1,713,310            81,678
Lancaster Terrace Limited Partnership
  Salem, OR                                   1,507,878           161,269         3,679,601            40,470
655 North Street Limited Partnership
  Baton Rouge, LA                             5,325,934           125,500         3,040,980         5,618,940
Landreth Venture
  Philadelphia, PA                            3,273,964             1,761         5,903,337            99,365
Homestead Apartments Associates Ltd.
  Homestead, FL                               3,429,182           329,402                 0         5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                              4,097,223           270,000         5,969,354         3,173,905
West Diamond Street Associates
  Philadelphia, PA                            1,576,000            30,829         3,444,649          (987,118)
Susquehanna Partners
  Philadelphia, PA                            1,771,786            16,000                 0         3,998,995
Boston Bay Limited Partnership
  Boston, MA                                  2,576,647           440,000         4,143,758           843,450
Morrant Bay Limited Partnership
  Boston, MA                                  3,845,918           650,000         5,522,250         1,295,150
Hope Bay Limited Partnership
  Boston, MA                                  1,284,439           225,000         1,435,185           655,790
Lares Apartments Limited Partnership
  Lares, PR                                   4,422,354           137,000                 0         5,261,624
Lajas Apartments Limited Partnership
  Lajas, PR                                   4,080,667           110,090         4,952,929           202,008
Arlington-Rodeo Properties
  Los Angeles, CA                             3,543,123           624,052                 0         5,064,598
Conifer Bateman Associates
  Lowville, NY                                  938,977            15,000         2,525,729            80,046
Hampden Hall Associates, L.P.
  St.  Louis, MO                              2,141,899                 0                 0         7,501,178
Chester Renaissance Associates
  Chester, PA                                   873,000            33,667           168,333         1,782,784
Homestead Apartments II, LTD
  Homestead, FL                               3,365,874           338,966                 0         5,287,011
P.S.  157 Associates, L.P.
  New York, NY                                6,635,472            36,500         9,350,642            89,330




                                           Gross Amount at which Carried at Close of Period
                                           ------------------------------------------------
                                                            Buildings and
Description                                   Land          Improvements          Total
-----------                                -----------      -------------      ------------
Apartment Complexes
Harbor Court Limited Partnership,
  Staten Island, NY                        $   140,813       $ 1,073,892       $ 1,214,705
Old Public Limited Partnership
  Lawrenceburg, TN                              13,640         1,791,348         1,804,988
Lancaster Terrace Limited Partnership
  Salem, OR                                    163,105         3,718,235         3,881,340
655 North Street Limited Partnership
  Baton Rouge, LA                              127,751         8,657,669         8,785,420
Landreth Venture
  Philadelphia, PA                               3,645         6,000,818         6,004,463
Homestead Apartments Associates Ltd.
  Homestead, FL                                340,868         5,931,699         6,272,567
Bethel Villa Associates, L.P.
  Wilmington, DE                               275,099         9,138,160         9,413,259
West Diamond Street Associates
  Philadelphia, PA                              32,414         2,455,946         2,488,360
Susquehanna Partners
  Philadelphia, PA                              17,585         3,997,410         4,014,995
Boston Bay Limited Partnership
  Boston, MA                                   441,585         4,985,623         5,427,208
Morrant Bay Limited Partnership
  Boston, MA                                   651,585         6,815,815         7,467,400
Hope Bay Limited Partnership
  Boston, MA                                   226,585         2,089,390         2,315,975
Lares Apartments Limited Partnership
  Lares, PR                                    151,585         5,247,039         5,398,624
Lajas Apartments Limited Partnership
  Lajas, PR                                    111,675         5,153,352         5,265,027
Arlington-Rodeo Properties
  Los Angeles, CA                              625,637         5,063,013         5,688,650
Conifer Bateman Associates
  Lowville, NY                                  16,585         2,604,190         2,620,775
Hampden Hall Associates, L.P.
  St.  Louis, MO                                 1,585         7,499,593         7,501,178
Chester Renaissance Associates
  Chester, PA                                   42,153         1,942,631         1,984,784
Homestead Apartments II, LTD
  Homestead, FL                                340,551         5,285,426         5,625,977
P.S.  157 Associates, L.P.
  New York, NY                                  38,085         9,438,387         9,476,472



                                                                                          Life on which
                                                                                         Depreciation in
                                                             Year of                      Latest Income
                                           Accumulated    Construction/      Date         Statements is
Description                                Depreciation    Renovation      Acquired         Computed*
-----------                                ------------   -------------    ---------     ----------------
Apartment Complexes
Harbor Court Limited Partnership,
  Staten Island, NY                        $   377,275       1991          Dec. 1991       27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                             765,052       1991          Dec. 1991       27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                  1,785,863       1992          Feb. 1992       15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                            3,532,382       1992          Mar. 1992       27.5 years
Landreth Venture
  Philadelphia, PA                           1,786,218       1992          Mar. 1992       40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                              1,703,405       1992          Mar. 1992       40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                             3,124,136       1992          Apr. 1992       27.5 years
West Diamond Street Associates
  Philadelphia, PA                           1,249,343       1992          May 1992        40 years
Susquehanna Partners
  Philadelphia, PA                           1,138,794       1992          May 1992        20-40 years
Boston Bay Limited Partnership
  Boston, MA                                 2,174,817       1991          Aug. 1992       27.5 years
Morrant Bay Limited Partnership
  Boston, MA                                 2,922,316       1991          Aug. 1992       27.5 years
Hope Bay Limited Partnership
  Boston, MA                                   892,570       1991          Aug. 1992       27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                  1,389,514       1992          Aug. 1992       40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                  1,537,697       1992          Aug. 1992       40 years
Arlington-Rodeo Properties
  Los Angeles, CA                            1,642,374       1992          Aug. 1992       27.5 years
Conifer Bateman Associates
  Lowville, NY                               1,121,213       1990          Aug. 1992       15-27.5 years
Hampden Hall Associates, L.P.
  St.  Louis, MO                             2,920,684       1992          Sep. 1992       27.5 years
Chester Renaissance Associates
  Chester, PA                                  536,901       1992          Sep. 1992       40 years
Homestead Apartments II, LTD
  Homestead, FL                              1,433,141       1992          Oct. 1992       40 years
P.S.  157 Associates, L.P.
  New York, NY                               2,651,147       1992          Nov 1992        40 years


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                   (continued)



                                                               Initial Cost to Partnership      Cost Capitalized
                                                              ------------------------------     Subsequent to
                                                                               Buildings and      Acquisition:
Description                                Encumbrances           Land         Improvements       Improvements
-----------                                ------------       -----------      -------------    ----------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                                    0            35,160                  0         9,580,526
Creative Choice Homes II, LTD
  Opa-Locka, FL                               9,225,381                 0                  0        21,433,650
Milford Crossing Associates L.P. (**)
  Milford, DE                                 2,454,406           203,006                  0         4,379,672
BX-7F Associates, L.P.
  Bronx, NY                                   2,952,586                 4          5,705,064            77,118
Los Angeles Limited Partnership
  Rio Piedras, PR                             4,008,511           201,210                  0         6,683,573
Christine Apartments, L.P.
  Buffalo, NY                                 1,245,000            10,000          2,351,072           247,642
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                              4,329,899           800,000                  0         8,851,487
Rolling Green Associates, L.P.
  Syracuse, NY                                1,349,157           180,000         19,583,101           960,284
                                           ------------       -----------       ------------      ------------

                                           $ 92,838,355       $ 5,121,866       $ 80,497,260      $ 98,315,610
                                           ============       ===========       ============      ============



                                           Gross Amount at which Carried at Close of Period
                                           ------------------------------------------------
                                                            Buildings and                        Accumulated
Description                                   Land          Improvements          Total          Depreciation
-----------                                -----------      -------------      ------------      ------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                              36,745         9,578,941          9,615,686         2,589,727
Creative Choice Homes II, LTD
  Opa-Locka, FL                                574,637        20,859,013         21,433,650         5,547,514
Milford Crossing Associates L.P. (**)
  Milford, DE                                  115,519         4,467,159          4,582,728         1,830,195
BX-7F Associates, L.P.
  Bronx, NY                                      2,178         5,780,008          5,782,186         1,617,991
Los Angeles Limited Partnership
  Rio Piedras, PR                              203,384         6,681,399          6,884,783         1,753,802
Christine Apartments, L.P.
  Buffalo, NY                                   13,174         2,595,540          2,608,714           981,969
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                               802,174         8,849,313          9,651,487         2,942,799
Rolling Green Associates, L.P.
  Syracuse, NY                                 182,174        20,541,211         20,723,385         8,221,893
                                           ----------       ------------       ------------       -----------

                                           $5,692,516       $178,242,220       $183,934,736       $60,170,732
                                           ==========       ============       ============       ===========


                                                                           Life on which
                                                                          Depreciation in
                                              Year of                      Latest Income
                                           Construction/      Date         Statements is
Description                                 Renovation      Acquired         Computed*
-----------                                -------------    ---------     ----------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                              1992        Nov 1992           40 years
Creative Choice Homes II, LTD
  Opa-Locka, FL                                 1988        Dec 1992           40 years
Milford Crossing Associates L.P. (**)
  Milford, DE                                   1992        Dec. 1992          27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                     1993        Jan. 1993          40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                               1994        Apr. 1993          40 years
Christine Apartments, L.P.
  Buffalo, NY                                   1993        June 1993          27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                1994        July 1993          27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                                  1992        Oct. 1993          27.5 years




* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
** During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004
                                   (continued)

                                         Cost of Property and Equipment                         Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                         Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                     2004              2003            2002             2004             2003             2002
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 183,780,220    $ 183,379,486    $ 182,869,413    $  55,076,049    $  49,421,936    $  43,831,616

Additions during period:
Improvements                           611,266          436,047          510,610
Depreciation expense                                                                    5,550,233        5,689,426        5,591,004
Deductions during period:

Dispositions                          (456,750)         (35,313)            (537)        (455,550)         (35,313)            (684)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balance at close of period       $ 183,934,736    $ 183,780,220    $ 183,379,486    $  60,170,732    $  55,076,049    $  49,421,936
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