Form 10-Q
period 2004-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2004-08-03
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004

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
Yes     X     No
     -------      -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes           No     X
     -------      -------

                         PART I - Financial Information
Item 1.  Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 =============    =============
                                                   June 30,         March 31,
                                                     2004             2004
                                                 -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $61,540,449 and $60,170,732,
  respectively                                   $ 122,418,344    $ 123,764,004
Cash and cash equivalents                            1,498,632        1,650,586
Cash held in escrow                                 10,175,779       10,283,626
Deferred costs, net of accumulated
  amortization of $1,605,221
  and $1,562,588, respectively                       1,578,089        1,620,722
Other assets                                         1,852,492        1,723,505
                                                 -------------    -------------
Total assets                                     $ 137,523,336    $ 139,042,443
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  91,935,110    $  92,838,355
  Accounts payable and
   other liabilities                                15,419,567       14,658,235
  Due to local general partners and
   affiliates                                        5,231,021        5,181,321
  Due to general partner and affiliates             10,467,474        9,909,085
                                                 -------------    -------------
Total liabilities                                  123,053,172      122,586,996
                                                 -------------    -------------

Minority interest                                    4,943,179        4,952,014
                                                 -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                          10,114,589       12,071,273
  General partner                                     (587,604)        (567,840)
                                                 -------------    -------------
Total partners' capital (deficit)                    9,526,985       11,503,433
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 137,523,336    $ 139,042,443
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     ==========================
                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------
                                                        2004           2003*
                                                     --------------------------
Revenues
Rental income                                        $ 5,199,784    $ 5,118,082
Other income                                             159,517        155,895
                                                     -----------    -----------
                                                       5,359,301      5,273,977
                                                     -----------    -----------
Expenses
General and administrative                               966,028        932,632
General and administrative-
  related parties (Note 2)                               531,186        506,754
Repairs and maintenance                                1,605,012      1,167,005
Operating                                                890,478        868,448
Taxes                                                    346,409        362,701
Insurance                                                335,760        302,836
Financial, principally interest                        1,257,147      1,152,022
Depreciation and amortization                          1,412,350      1,399,530
                                                     -----------    -----------
Total expenses                                         7,344,370      6,691,928
                                                     -----------    -----------

Net loss before minority interest                     (1,985,069)    (1,417,951)
Minority interest in loss of
  subsidiaries                                             8,621          7,301
                                                     -----------    -----------

Net loss                                             $(1,976,448)   $(1,410,650)
                                                     ===========    ===========

Net loss - limited partners                          $(1,956,684)   $(1,396,544)
                                                     ===========    ===========

Number of BACs outstanding                                76,786         76,786
                                                     ===========    ===========

Net loss per BAC                                     $    (25.48)   $    (18.19)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                               ================================================
                                                   Limited           General
                                  Total            Partners          Partner
                               ------------------------------------------------
Partners' capital
  (deficit)
  April 1, 2004                $ 11,503,433      $ 12,071,273      $   (567,840)

Net loss                         (1,976,448)       (1,956,684)          (19,764)
                               ------------      ------------      ------------

Partners' capital
  (deficit)
  June 30, 2004                $  9,526,985      $ 10,114,589      $   (587,604)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $(1,976,448)     $(1,410,650)
                                                   -----------      -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                        1,412,350        1,399,530
Minority interest in loss of
  subsidiaries                                          (8,621)          (7,301)
Increase in due to general
  partner and affiliates                               558,389          416,387
Increase in accounts payable and
  other liabilities                                    761,332          560,468
Increase in other assets                              (128,987)         (37,978)
Decrease in cash held in escrow                        107,847          314,471
                                                   -----------      -----------
Total adjustments                                    2,702,310        2,645,577
                                                   -----------      -----------

Net cash provided by
  operating activities                                 725,862        1,234,927
                                                   -----------      -----------

Cash flows from investing activities:
Increase in property and
  equipment                                            (24,057)         (56,885)
Increase (decrease) in due to
  local general partners and affiliates                 49,700         (132,420)
                                                   -----------      -----------

Net cash provided by (used in)
  investing activities                                  25,643         (189,305)
                                                   -----------      -----------

Cash flows from financing activities:
Repayment of mortgage notes                           (903,245)      (1,024,073)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                       (214)         (41,500)
                                                   -----------      -----------

Net cash used in financing activities                 (903,459)      (1,065,573)
                                                   -----------      -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Net decrease in cash and
  cash equivalents                                    (151,954)         (19,951)

Cash and cash equivalents at
  beginning of period                                1,650,586        1,445,745
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 1,498,632      $ 1,425,794
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $10,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and the results of operations and its cash flows for the three months ended June 30, 2004 and 2003. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           2004           2003*
                                                         -----------------------
Partnership management fees (a)                          $220,000       $220,000
Expense reimbursement (b)                                  39,552         31,176
Property management fees incurred to
  affiliates of the General Partner (d)                    34,968         37,659
Local administrative fee (c)                               24,000         19,000
                                                         --------       --------
Total general and administrative-
  General Partner                                         318,520        307,835
                                                         --------       --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)                      212,666        198,919
                                                         --------       --------
Total general and administrative-
  related parties                                        $531,186       $506,754
                                                         ========       ========

*  Reclassified for comparative purposes

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,939,000 and $5,719,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004.

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

(d) Property management fees incurred by subsidiary partnerships amounted $319,038 and $315,036 for the periods ended June 30, 2004 and 2003, respectively. Of these fees $212,666 and $198,919 were incurred to affiliates of the Local General Partners. In addition $34,968 and $37,659 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Note 3 - Commitments and Contingencies

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

As of June 30, 2004, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $28,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $152,000 during the three months ended June 30, 2004 due to acquisition of property and equipment ($24,000) and repayments of mortgage notes ($903,000) which exceeded cash provided by operating activities ($726,000) and an increase in due to local general partners and affiliates ($50,000). Included in the adjustments to reconcile the net loss to cash flow provided by operating activities is depreciation and amortization ($1,412,000).

The working capital reserve at June 30, 2004 was approximately $6,000.

Cash distributions received from the Local Partnerships remain relatively immaterial. Distributions of approximately $0 and $43,000 were received during the three months ended June 30, 2004 and 2003, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $5,939,000 and $5,719,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Results of Operations
---------------------
The Partnership's results of operations for the three months ended June 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance and insurance, remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Repairs and maintenance increased approximately $438,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 due to the installment of a new security system at one Local Partnership.

Insurance expense increased approximately $33,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003 primarily due to an increase in insurance premiums at the Local Partnerships.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

               (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES INC., General Partner


Date:  August 3, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Director and President
                                    (Chief Executive Officer and
                                     Chief Financial Officer)

Date:  August 3, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1) I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: August 3, 2004
                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Chief Executive Officer and
                                        Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer
     and Chief Financial Officer
     August 3, 2004