Form 10-Q
period 2004-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2004-11-03
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-20476


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3589920
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                           -------------
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
                                   (Unaudited)


                                                 ==============================
                                                 September 30,      March 31,
                                                     2004             2004
                                                 -------------    -------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $62,854,005 and $60,170,732,
  respectively                                   $ 122,116,964    $ 123,764,004
Cash and cash equivalents                            1,019,247        1,650,586
Cash held in escrow                                 10,435,742       10,283,626
Deferred costs, net of accumulated
  amortization of $1,647,802
  and $1,562,588, respectively                       1,535,508        1,620,722
Other assets                                         2,080,345        1,723,505
                                                 -------------    -------------
Total assets                                     $ 137,187,806    $ 139,042,443
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  91,424,098    $  92,838,355
  Accounts payable and other
   liabilities                                      16,354,786       14,658,235
  Due to local general partners and
   affiliates                                        5,191,962        5,181,321
  Due to general partner and affiliates             10,771,296        9,909,085
                                                 -------------    -------------
Total liabilities                                  123,742,142      122,586,996
                                                 -------------    -------------

Minority interest                                    4,917,529        4,952,014
                                                 -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                           9,125,728       12,071,273
  General partner                                     (597,593)        (567,840)
                                                 -------------    -------------
Total partners' capital (deficit)                    8,528,135       11,503,433
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 137,187,806    $ 139,042,443
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                      ============================    ============================
                           Three Months Ended               Six Months Ended
                              September 30,                   September 30,
                      ----------------------------    ----------------------------
                          2004            2003            2004            2003
                      ----------------------------    ----------------------------
Revenues
Rental income         $  5,356,119    $  5,169,711    $ 10,555,903    $ 10,287,793
Other income               410,268         159,069         569,785         314,964
                      ------------    ------------    ------------    ------------
                         5,766,387       5,328,780      11,125,688      10,602,757
Expenses
General and
  administrative         1,053,395         943,604       2,019,424       1,876,236
General and
  administrative-
  related parties
  (Note 2)                 557,685         505,103       1,088,870       1,011,857
Repairs and
  maintenance            1,337,391       1,075,439       2,465,281       2,242,444
Operating                  909,016         821,041       1,799,494       1,689,489
Taxes                      392,929         365,945         739,338         728,646
Insurance                  349,977         258,382         685,737         561,218
Financial,
  principally
  interest               1,271,544       1,197,166       2,528,691       2,349,188
Depreciation and
  amortization           1,373,643       1,493,971       2,785,993       2,893,501
                      ------------    ------------    ------------    ------------
Total expenses           7,245,580       6,660,651      14,112,828      13,352,579
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,479,193)     (1,331,871)     (2,987,140)     (2,749,822)
Minority interest
  in loss of
  subsidiaries               3,221           2,324          11,842           9,625
                      ------------    ------------    ------------    ------------

Net loss              $ (1,475,972)   $ (1,329,547)   $ (2,975,298)   $ (2,740,197)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,461,212)   $ (1,316,251)   $ (2,945,545)   $ (2,712,795)
                      ============    ============    ============    ============

Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============    ============    ============    ============

Net loss per BAC      $     (19.03)   $     (17.14)   $     (38.36)   $     (35.33)
                      ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                               =================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               -------------------------------------------------
Partners' capital
  (deficit)
  April 1, 2004                $ 11,503,433      $ 12,071,273      $   (567,840)

Net loss                         (2,975,298)       (2,945,545)          (29,753)
                               ------------      ------------      ------------

Partners' capital
  (deficit)
  September 30,
  2004                         $  8,528,135      $  9,125,728      $   (597,593)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                    ============================
                                                          Six Months Ended
                                                            September 30,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------
Cash flows from operating activities:
Net loss                                            $(2,975,298)    $(2,740,197)
                                                    -----------     -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                         2,785,993       2,893,501
Minority interest in loss of
  subsidiaries                                          (11,842)         (9,625)
Increase in due to general
  partner and affiliates                                862,211         682,623
Increase in accounts
  payable and other liabilities                       1,696,551         987,711
Increase in other assets                               (356,840)        (61,433)
(Increase)  decrease in cash held in escrow            (152,116)        230,527
                                                    -----------     -----------
Total adjustments                                     4,823,957       4,723,304
                                                    -----------     -----------

Net cash provided by
  operating activities                                1,848,659       1,983,107
                                                    -----------     -----------

Cash flows from investing activities:
Acquisitions of property and
  equipment                                          (1,053,739)        (81,051)
Increase (decrease) in due to local general
  partners and affiliates                                10,641        (515,611)
                                                    -----------     -----------

Net cash used in
  investing activities                               (1,043,098)       (596,662)
                                                    -----------     -----------


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                    ============================
                                                          Six Months Ended
                                                            September 30,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------
Cash flows from financing activities:
Repayments of mortgage notes                         (1,414,257)     (1,551,534)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                     (22,643)        (78,186)
                                                    -----------     -----------

  Net cash used in financing activities              (1,436,900)     (1,629,720)
                                                    -----------     -----------

Net decrease in cash and cash
  equivalents                                          (631,339)       (243,275)

Cash and cash equivalents at
  beginning of period                                 1,650,586       1,445,745
                                                    -----------     -----------

Cash and cash equivalents at
  end of period                                     $ 1,019,247     $ 1,202,470
                                                    ===========     ===========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and 28 other limited partnerships
("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning affordable apartment complexes that are eligible for the low-income housing tax credit. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $4,000 and $8,000 and $18,000 and $18,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain   information  and  note  disclosure   normally  included  in  financial
statements prepared in accordance with generally accepted accounting  principles

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and 2003 and cash flows for the six months ended September 30, 2004 and 2003. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:


                                 Three Months Ended          Six Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  2004         2003*        2004         2003*
                               -----------------------   -----------------------
Partnership manage-
  ment fees (a)                $  220,000   $  220,000   $  440,000   $  440,000
Expense reimburse-
  ment (b)                         66,570       42,703      106,122       73,879
Property management
  fees incurred to affil-
  iates of the General
  Partner (d)                      34,968       22,583       69,936       60,242
Local administra-
  tive fee (c)                     25,000       19,000       49,000       38,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner                 346,538      304,286      665,058      612,121
                               ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (d)            211,147      200,817      423,812      399,736
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties              $  557,685   $  505,103   $1,088,870   $1,011,857
                               ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,159,000 and $5,719,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $284,648 and $303,677 and $603,686 and $618,713 for the three and six months ended September 30, 2004, respectively. Of these fees, $211,147 and $200,817 and $423,812 and $399,736 were incurred to affiliates of the Local General Partner. In addition, $34,968 and $22,583 and $69,936 and $60,242 were incurred to affiliates of the Partnership.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

As of September 30, 2004, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $631,000 during the six months ended September 30, 2004 due to acquisitions of property and equipment ($1,054,000), repayments of mortgage notes ($1,414,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($23,000) which exceeded cash provided by operating activities ($1,849,000) and an increase in due to local general partners and affiliates ($11,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,786,000).

The working capital reserve at September 30, 2004 was approximately $1,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $15,000 and $43,000 were received during the six months ended September 30, 2004 and 2003, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $6,159,000 and $5,719,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Critical Accounting Policies
----------------------------
In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements included in the Partnership's Annual Report of Form 10-K for the year ended March 31, 2004.

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

Results of Operations
---------------------
The Partnership's results of operations for the three and six months ended September 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of 4% and 3% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Other income increased approximately $251,000 and $255,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to the receipt of a federal grant at one Local Partnership in the second quarter of 2004.

General and administrative increased approximately $110,000 and $143,000 for the three and six months ended September 30, 2004, as compared to the corresponding periods in 2003, primarily due to increased salaries and elderly and congregate service expenses at two Local Partnerships, an increase in tenant relations and expense reimbursement at a third Local Partnership, and an increase in salary, legal and audit expense at a fourth Local Partnership.

General and administrative-related parties increased approximately $53,000 and $77,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to increased asset management and public fund allocations at the Partnership level and increased property management fees at the Local Partnerships.

Repairs and maintenance increased approximately $262,000 and $223,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in the protection fee at one Local Partnership and an increase in masonry repairs at a second Local Partnership.

Operating expenses increased approximately $88,000 and $110,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to increased electricity, water and sewer costs at two
Local Partnerships and increased natural gas costs at two other Local Partnerships.

Insurance expense increased approximately $92,000 and $125,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

           (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES INC., General Partner


Date:  November 3, 2004

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Director and President
                      (Chief Executive Officer and
                      Chief Financial Officer)

Date:  November 3, 2004

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: November 3, 2004
               ----------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 3, 2004