Form 10-Q
period 2004-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2005-02-03
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
                                   (Unaudited)


                                                 =============    ==============
                                                  December 31,       March 31,
                                                     2004              2004
                                                 -------------    --------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $64,370,583 and $60,170,732,
  respectively                                   $ 120,782,564    $ 123,764,004
Cash and cash equivalents                            1,183,314        1,650,586
Cash held in escrow                                 10,481,391       10,283,626
Deferred costs, net of accumulated
  amortization of $1,688,274
  and $1,562,588, respectively                       1,495,036        1,620,722
Other assets                                         2,094,453        1,723,505
                                                 -------------    -------------
Total assets                                     $ 136,036,758    $ 139,042,443
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Mortgage notes payable                         $  90,911,139    $  92,838,355
  Accounts payable and other
   liabilities                                      16,535,857       14,658,235
  Due to local general partners and
   affiliates                                        5,141,159        5,181,321
  Due to general partner and affiliates             11,511,547        9,909,085
                                                 -------------    -------------
Total liabilities                                  124,099,702      122,586,996
                                                 -------------    -------------

Minority interest                                    4,897,664        4,952,014
                                                 -------------    -------------

Partners' capital (deficit):
  Limited partners (76,786 BACs
   issued and outstanding)                           7,651,872       12,071,273
  General partner                                     (612,480)        (567,840)
                                                 -------------    -------------
Total partners' capital (deficit)                    7,039,392       11,503,433
                                                 -------------    -------------
Total liabilities and partners'
  capital (deficit)                              $ 136,036,758    $ 139,042,443
                                                 =============    =============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                      ============================    ============================
                           Three Months Ended              Nine Months Ended
                               December 31,                    December 31,
                      ----------------------------    ----------------------------
                          2004            2003            2004            2003
                      ----------------------------    ----------------------------
Revenues
Rental income         $  5,335,666    $  5,197,783    $ 15,891,569    $ 15,485,576
Other income               170,553         175,564         740,338         490,528
                      ------------    ------------    ------------    ------------
                         5,506,219       5,373,347      16,631,907      15,976,104
Expenses
General and
  administrative           895,534         842,937       2,914,958       2,719,173
General and
  administrative-
  related parties
  (Note 2)                 551,011         544,934       1,639,881       1,556,791
Repairs and
  maintenance            1,255,466       1,288,113       3,720,747       3,530,557
Operating                  703,209         784,045       2,502,703       2,473,534
Taxes                      365,270         332,833       1,104,608       1,061,479
Insurance                  389,120         356,790       1,074,857         918,008
Financial,
  principally
  interest               1,279,381       1,296,015       3,808,072       3,645,203
Depreciation and
  amortization           1,561,015       1,468,982       4,347,008       4,362,483
                      ------------    ------------    ------------    ------------
Total expenses           7,000,006       6,914,649      21,112,834      20,267,228
                      ------------    ------------    ------------    ------------

Net loss before
  minority interest     (1,493,787)     (1,541,302)     (4,480,927)     (4,291,124)
Minority interest
  in loss of
  subsidiaries               5,044           3,021          16,886          12,646
                      ------------    ------------    ------------    ------------

Net loss              $ (1,488,743)   $ (1,538,281)   $ (4,464,041)   $ (4,278,478)
                      ============    ============    ============    ============

Net loss - limited
  partners            $ (1,473,856)   $ (1,522,898)   $ (4,419,401)   $ (4,235,693)
                      ============    ============    ============    ============

Number of BACs
  outstanding               76,786          76,786          76,786          76,786
                      ============    ============    ============    ============

Net loss per BAC      $     (19.19)   $     (19.83)   $     (57.55)   $     (55.16)
                      ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                               =================================================
                                                   Limited            General
                                   Total           Partners           Partner
                               -------------------------------------------------
Partners' capital
  (deficit)
  April 1, 2004                $ 11,503,433      $ 12,071,273      $   (567,840)

Net loss                         (4,464,041)       (4,419,401)          (44,640)
                               ------------      ------------      ------------

Partners' capital
  (deficit)
  December 31,
  2004                         $  7,039,392      $  7,651,872      $   (612,480)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                      ==========================
                                                           Nine Months Ended
                                                              December 31,
                                                      --------------------------
                                                         2004            2003
                                                      --------------------------
Cash flows from operating activities:
Net loss                                              $(4,464,041)   $(4,432,638)
                                                      -----------    -----------
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation and amortization                           4,347,008      4,362,483
Minority interest in loss of
  subsidiaries                                            (16,886)       (12,646)
Increase in due to general
  partner and affiliates                                1,602,462      1,077,702
Increase in accounts
  payable and other liabilities                         1,877,622      1,925,661
Increase in other assets                                 (370,948)       (80,241)
Increase in cash held in escrow                          (197,765)      (227,299)
                                                      -----------    -----------
Total adjustments                                       7,241,493      7,045,660
                                                      -----------    -----------

Net cash provided by
  operating activities                                  2,777,452      2,613,022
                                                      -----------    -----------

Cash flows from investing activities:
Acquisitions of property and
  equipment                                            (1,239,882)      (117,541)
Decrease in due to local
  general partners and affiliates                         (40,162)      (302,784)
                                                      -----------    -----------

Net cash used in
  investing activities                                 (1,280,044)      (420,325)
                                                      -----------    -----------

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                      ==========================
                                                           Nine Months Ended
                                                              December 31,
                                                      --------------------------
                                                         2004            2003
                                                      --------------------------


Cash flows from financing activities:
Repayments of mortgage notes                           (1,927,216)    (2,126,407)
Decrease in capitalization of
  consolidated subsidiaries
  attributable to minority interest                       (37,464)      (139,381)
                                                      -----------    -----------

  Net cash used in financing activities                (1,964,680)    (2,265,788)
                                                      -----------    -----------

Net decrease in cash and cash
  equivalents                                            (467,272)       (73,091)

Cash and cash equivalents at
  beginning of period                                   1,650,586      1,445,745
                                                      -----------    -----------

Cash and cash equivalents at
  end of period                                       $ 1,183,314    $ 1,372,654
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $11,000 and $25,000 and $29,000 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain   information  and  note  disclosure   normally  included  in  financial
statements prepared in accordance with generally accepted accounting  principles

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and cash flows for the nine months ended December 31, 2004 and 2003. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the year.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                              Three Months Ended         Nine Months Ended
                                  December 31,              December 31,
                            -----------------------   -----------------------
                               2004         2003*        2004         2003*
                            -----------------------   -----------------------
Partnership manage-
  ment fees (a)             $  220,000   $  220,000   $  660,000   $  660,000
Expense reimburse-
  ment (b)                      56,016       54,776      162,138      128,655
Property management
  fees incurred to affil-
  iates of the General
  Partner (d)                   34,968       59,284      104,904      119,526
Local administra-
  tive fee (c)                  24,500       20,000       73,500       58,000
                            ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partner              335,484      354,060    1,000,542      966,181
                            ----------   ----------   ----------   ----------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (d)         215,527      190,874      639,339      590,610
                            ----------   ----------   ----------   ----------
Total general and
  administrative-
  related parties           $  551,011   $  544,934   $1,639,881   $1,556,791
                            ==========   ==========   ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,379,000 and $5,719,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $355,162 and $357,170 and $958,848 and $975,883 for the three and nine months ended December 31, 2004 and 2003, respectively. Of these fees, $215,527 and $190,874 and $639,339 and $590,610 were incurred to affiliates of the Local General Partner. In addition, $34,968 and $59,284 and $104,904 and $119,526 were incurred to affiliates of the Partnership.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


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

As of December 31, 2004, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $467,000 during the nine months ended December 31, 2004 due to acquisitions of property and equipment ($1,240,000), repayments of mortgage notes ($1,927,000), a decrease in due to local general partners and affiliates ($40,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($37,000) which exceeded cash provided by operating activities ($2,777,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($4,347,000).

The working capital reserve at December 31, 2004 was approximately $16,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $15,000 and $58,000 were received during the nine months ended December 31, 2004 and 2003, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $6,379,000 and $5,719,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Results of Operations
---------------------
The  Partnership's  results of  operations  for the three and nine months  ended
December 31, 2004 and 2003 consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of 3% for both the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Other income increased approximately $250,000 for the nine months ended December 31, 2004 as compared to the corresponding period in 2003, primarily due to the receipt of a federal grant at one Local Partnership in the second quarter of 2004.

Operating expenses decreased approximately $81,000 for three months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to a decrease in maintenance payroll during the three months ended December 31, 2004 at one Local Partnership.

Insurance expense increased approximately $32,000 and $157,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

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


Date:  February 2, 2005

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Director and President
                                   (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  February 2, 2005

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


         Date: February 2, 2005

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Chief Executive Officer and
                                       Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 2, 2005