Form 10-K
period 2005-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2005-06-16
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3589920
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                             -----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Beneficial   Assignment    Certificates   (including   underlying   Limited
     Partnership Interests)

     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $9,126,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None.

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

The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit" and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2005, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2005, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of net proceeds had been invested in Local Partnerships of which approximately $18,000 remains to be paid (all of which, is held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. During the year ended March 31, 2005, payment of approximately $10,000 were made from escrow. The Partnership does not intend to acquire additional properties. See Item 2, Properties, below.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $1,051,548, $7,001,508 and $11,256,724 in Tax Credits during the years ending December 31, 2004, 2003 and 2002, respectively.

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

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

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven and a 98% limited partnership interest in one Local Partnership as of March 31, 2005. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                           % of Units Occupied at May 1,
         Name and Location                               --------------------------------
         (Number of Units)              Date Acquired    2005   2004   2003   2002   2001
-------------------------------------   -------------    ----   ----   ----   ----   ----
Harbor Court Limited Partnership        December 1991     98%   100%    98%   100%   100%
Staten Island, NY (40)

Old Public Limited Partnership          December 1991     67%    63%    93%    61%    85%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership   February 1992     93%    89%    86%    97%    91%
Salem, OR (104)

655 North Street Limited Partnership    March 1992        92%    94%    87%    83%    85%
Baton Rouge, LA (195)

Landreth Venture                        March 1992        96%    92%    96%    94%    90%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.    March 1992        99%    96%    93%    97%    98%
Homestead, FL (123)

Bethel Villa Associates, L.P.           April 1992       100%   100%    99%    97%    99%
Wilmington, DE (150)

West Diamond Street Associates          May 1992         100%    96%    96%   100%    96%
Philadelphia, PA (28)

Susquehanna Partners                    May 1992          87%    98%    96%    94%   100%
Philadelphia, PA (47)

Boston Bay Limited Partnership          August 1992       99%    99%    98%   100%    96%
Boston, MA (88)

Morrant Bay Limited Partnership         August 1992       92%    99%    98%    97%    96%
Boston, MA (130)

Hope Bay Limited Partnership            August 1992       98%   100%   100%    96%   100%
Boston, MA (45)

Lares Apartments Limited Partnership    August 1992      100%   100%   100%   100%   100%
Lares, PR (102)

Lajas Apartments Limited Partnership    August 1992      100%   100%   100%   100%   100%
Lajas, PR (99)

Arlington-Rodeo Properties              August 1992      100%    97%   100%    90%   100%
Los Angeles, CA (29)

Conifer Bateman Associates              August 1992       92%    96%    92%    88%    83%
Lowville, NY (24)

Hampden Hall Associates, L.P.           September 1992    95%    93%    99%    95%    97%
St. Louis, MO (75)

Chester Renaissance Associates          September 1992   100%   100%   100%    95%    95%
Chester, PA (20)

Homestead Apts. II LTD                  October 1992      99%    96%    96%    99%    95%
Homestead, FL (112)

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

                                                           % of Units Occupied at May 1,
         Name and Location                               --------------------------------
         (Number of Units)              Date Acquired    2005   2004   2003   2002   2001
-------------------------------------   -------------    ----   ----   ----   ----   ----
P.S. 157 Associates, L.P.               November 1992    100%   100%   100%   100%   100%
New York, NY (73)

Cloisters  Limited  Partnership II      November 1992     98%    98%    98%    97%   100%
Philadelphia, PA (65)

Creative Choice Homes II, LTD           December 1992     95%    98%    97%    98%    94%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.        December 1992     93%    96%   100%    94%    99%
Milford, DE (73)

BX-7F Associates, L.P.                  January 1993      97%    96%   100%    98%    99%
Bronx, NY (85)

Los Angeles Limited Partnership         May 1993         100%   100%   100%   100%   100%
Rio Piedras, PR (124)

Christine Apartments, L.P.              June 1993        100%    91%   100%    94%   100%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.       July 1993         97%    99%    98%    99%    98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.          October 1993      97%    97%    90%    84%    91%
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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchaser of Equity Securities

As of March 31, 2005, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 4, 2005, the Partnership has approximately 4,632 registered holders of an aggregate of 76,786 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                            Years Ended March 31,
                                  -------------------------------------------------------------------------
          OPERATIONS                  2005           2004           2003           2002           2001
------------------------------    ------------   ------------   ------------   ------------   ------------
 Revenues                         $ 22,520,951   $ 21,664,974   $ 21,055,542   $ 20,573,977   $ 20,741,395

 Operating expenses                (28,519,052)   (29,240,908)   (26,413,948)   (26,069,921)   (26,200,525)
                                  ------------   ------------   ------------   ------------   ------------

 Loss before minority interest      (5,998,101)    (7,575,934)    (5,358,406)    (5,495,944)    (5,459,130)

 Minority interest in loss of
  subsidiaries                          33,027         19,365         14,661         13,750         15,252
                                  ------------   ------------   ------------   ------------   ------------

 Net loss                         $ (5,965,074)  $ (7,556,569)  $ (5,343,745)  $ (5,482,194)  $ (5,443,878)
                                  ============   ============   ============   ============   ============

 Net loss per weighted average
  BAC                             $     (76.93)  $     (97.45)  $     (68.91)  $     (70.70)  $     (70.20)
                                  ============   ============   ============   ============   ============




                                                                 March 31,
                                  -------------------------------------------------------------------------
      FINANCIAL POSITION              2005           2004           2003           2002           2001
------------------------------    ------------   ------------   ------------   ------------   ------------
 Total assets                     $135,523,965   $139,042,443   $142,581,513   $147,768,441   $153,954,157
                                  ============   ============   ============   ============   ============

 Total liabilities                $124,452,229   $122,586,996   $118,327,823   $117,856,272   $117,841,568
                                  ============   ============   ============   ============   ============

 Minority interest                $  5,533,377   $  4,952,014   $  5,193,688   $  5,508,422   $  6,226,648
                                  ============   ============   ============   ============   ============

 Total partners' capital          $  5,538,359   $ 11,503,433   $ 19,060,002   $ 24,403,747   $ 29,885,941
                                  ============   ============   ============   ============   ============


During the years ended March 31, 2005, 2004, 2003, 2002 and 2001, total assets decreased primarily due to depreciation. During the year ended March 31, 2005, total liabilities increased due to increased advances from an affiliate of the General Partner at two Local Partnerships. During the year ended March 31, 2004, total liabilities increased due to increased advances from an affiliate of the General Partner to one Local Partnership and increased accounts payable from operations at a second Local Partnership.

Cash Distributions
------------------
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2005 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Distributions of approximately $119,000, $148,000 and $186,000 were received during the years ended March 31, 2005, 2004 and 2003, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General
Partner discussed below, will be used to meet the operating expenses of the Partnership.

As of March 31, 2005, the Partnership has invested all of the net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid (all of which is held in escrow). During the year ended March 31, 2005, payments of approximately $10,000 were made from escrow.

During the year ended March 31, 2005, cash and cash equivalents increased approximately $139,000. This increase is due to cash provided by operating activities ($4,708,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($614,000) which exceeded acquisitions of property and equipment ($1,776,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($149,000), repayments of mortgage notes ($2,530,000) and an increase in cash held in escrow relating to investing activities ($728,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($5,601,000).

The Partnership's unconsolidated working capital reserve at March 31, 2005 was approximately $61,000.

Partnership management fees owed to the General Partner amounting to approximately $6,599,000 and $5,719,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

Total expenses for the years ended March 31, 2005, 2004 and 2003, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $16,045,935, $16,261,261 and $13,434,002, respectively. For the years ended March 31, 2005 and 2004, accounts payable, accrued interest payable and security deposits payable were as follows:

                                               March 31,
                                    ------------------------------
                                        2005             2004
                                    -------------    -------------
Accounts payable                    $   6,891,920    $   5,661,371
Accrued interest payable                8,287,354        8,236,097
Security deposits payable                 758,082          760,767
                                    -------------    -------------

   Total accounts payable           $  15,937,356    $  14,658,235
                                    =============    =============

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount indicated in the above table and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the Consolidated Balance Sheets.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarized the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.

                                                  Less than          1-3              3-5          More than
                                  Total            1 Year           Years            Years          5 Years
                               ------------     ------------    ------------     ------------    ------------
Mortgage notes payable (a)     $ 90,308,318    $   3,012,015    $  7,122,827     $ 10,898,676    $ 69,274,800
Long term notes payable (b)       1,460,240                -               -                -       1,460,240
                               ------------     ------------    ------------     ------------    ------------
                               $ 91,768,558    $   3,012,015    $  7,122,827     $ 10,898,676    $ 70,735,040
                               ============     ============    ============     ============    ============

(a)  The  mortgage  notes are  payable  in  aggregate  monthly  installments  of approximately $547,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

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

Through March 31, 2005, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                               Years Ended March 31,
                                      --------------------------------------
                                         2005          2004         2003
                                      ------------  -----------  -----------
Interest                              $    90,727   $   112,027  $   156,479
Other                                     487,609       522,842      596,011
                                      ------------  -----------  -----------

   Total other revenue                $   578,336   $   634,869  $   752,490
                                      ============  ===========  ===========

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively.)

The Partnership's results of operations for the 2004, 2003 and 2002 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2004, 2003 and 2002 Fiscal Years totaled $5,982,905, $7,556,569 and $5,343,745, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,051,548, $7,001,508 and $11,256,724 of Housing Tax Credits during the 2004, 2003 and 2002 tax years, respectively.

2004 vs. 2003
-------------

Rental income increased approximately 4% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to rental rate increases.

Total expenses, excluding taxes, remained fairly consistent with a decrease of approximately 7% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Tax expense increased approximately $191,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to an increase in state property taxes at two Local Partnerships.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the general partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at March 31, 2005 and 2004 was approximately $2,970,000 and $3,435,000, respectively, and the minority interest balance was $0 for both years. Opa-Locka's net loss amounted to approximately $465,000, $1,550,000 and $173,000 for the 2004, 2003 and 2002 Fiscal Years, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.  Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           12

        Consolidated Balance Sheets at March 31, 2005 and 2004            73

        Consolidated Statements of Operations for the Years
          Ended March 31, 2005, 2004 and 2003                             74

        Consolidated Statements of Changes in Partners' Capital
          (Deficit) for the Years Ended March 31, 2005, 2004 and 2003     75

        Consolidated Statements of Cash Flows for the Years Ended
          March 31, 2005, 2004 and 2003                                   76

        Notes to Consolidated Financial Statements                        77

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty-seven (2004 and 2003 Fiscal Years) and twenty-eight (2002 Fiscal Year) subsidiary partnerships whose losses aggregated $4,647,042, $5,925,149 and $4,165,568 for the 2004, 2003 and 2002 Fiscal Years,
respectively, and whose assets constituted 93% and 94% of the Partnership's assets at March 31, 2005 and 2004, respectively, presented in the accompanying consolidated financial statements. The financial statements for twenty-six (2004 and 2003 Fiscal Years) and twenty-seven (2002 fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 8, 2005

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court Associates, L.P.

We have audited the accompanying balance sheets of Harbor Court Associates, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court Associates, L.P., as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 26, 2004

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2005

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2004

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 2005, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 4, 2005, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 4, 2005

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 21, 2004

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Landreth Venture

We have audited the accompanying balance sheets of Landreth Venture as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2004, dated January 28, 2005, on our consideration of Landreth Venture's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basis financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of Friedman LLP]

INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS OF HOMESTEAD APARTMENTS ASSOCIATES, LTD.

We  have  audited  the  accompanying   balance  sheet  of  HOMESTEAD  APARTMENTS
ASSOCIATES, LTD. as of December 31, 2004, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES, LTD. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Friedman LLP
New York, New York
February 7, 2005

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



Lead Auditor: James P. Martinko

[Letterhead of Asher & Company Ltd.]

Independent Auditors' Report

The Partners
West Diamond Street Associates
  T/A Sedgley Park Apartments
Marlton, New Jersey

We have audited the accompanying balance sheets of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2004 and 2003 and the related statements of loss, Partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEST DIAMOND STREET ASSOCIATES T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, as of December 31, 2004 and 2003, and the results of its operations, changes in its Partners' capital and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2005 on our consideration of WEST DIAMOND STREET ASSOCIATES' T/A SEDGLEY PARK APARTMENTS (A LIMITED PARTNERSHIP), PHFA PROJECT NO. O-0198, internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 24, 2005

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

/s/ Asher & Company, Ltd.
Philadelphia, Pennsylvania
January 23, 2004

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2004 and 2003 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 12, 2005

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

[Letterhead of Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership (a Massachusetts Limited Partnership), MassHousing Project No. 70-071-R, as of December 31, 2004, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2005 on our consideration of Boston Bay Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Ercolini & Company LLP
Boston, Massachusetts
January 12, 2005

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

[Letterhead of Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership (a Massachusetts Limited Partnership), MassHousing Project No. 70-095-R, as of December 31, 2004, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2005 on our consideration of Morrant Bay Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Ercolini & Company LLP
Boston, Massachusetts
January 17, 2005

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

[Letterhead of Ercolini & Company LLP]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership (a Massachusetts Limited Partnership), MassHousing Project No. 70-168-R, as of December 31, 2004, and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficiency, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2005 on our consideration of Hope Bay Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Ercolini & Company LLP
Boston, Massachusetts
January 13, 2005

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

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
January 20, 2003

[Letterhead of Armando A. Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No.: 63-034-660467896, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited
Partnership, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 20, 2005 on my consideration of Lares Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

/s/ Armando A. Suarez, CPA
January 20, 2005
San Juan, Puerto Rico

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

/s/ Armando A. Suarez, CPA
January 26, 2004
San Juan, Puerto Rico

[Letterhead of Armando A.  Suarez, CPA]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No.: 63-017-0660422313, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited
Partnership, as of December 31, 2004 and 2003, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated January 21, 2005, on my consideration of Lajas Apartments Limited Partnership internal control over financial reporting and my tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 19 thru 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Armando A. Suarez, CPA
January 21, 2005
San Juan, Puerto Rico

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

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
February 28, 2005

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

/s/ Cho, Kim & Lee
Los Angeles, California
February 28, 2004

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Conifer Bateman Associates

We have audited the accompanying balance sheets of Conifer Bateman Associates (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates as of December 31, 2004 and 20032, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York

January 18, 2005

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

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York

January 23, 2004

[Letterhead of Sabino & Company LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners'
Hampden Hall Associates, L.P.
St. Louis, Missouri

We have audited the accompanying balance sheet of Hampden Hall Associates, L.P., Project No. 085-11053-PM-REF, (a limited partnership) as of December 31, 2004, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hampden Hall associates, L.P. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued our report dated February 22, 2005 on our consideration of Hamden Hall Associates, L.P.'s internal control and reports dated February 22, 2005 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Sabino & Company LLC
Certified Public Accountants

St. Louis, Missouri
February 22, 2005

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

/s/ Mortland & Co., P.C.
St. Louis, Missouri
February 20, 2003

[Letterhead of Reznick, Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report for the year ended December 31, 2004, dated January 21, 2005, on our consideration of Chester Renaissance Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting and compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick, Group, P.C.
Baltimore, Maryland
January 21, 2005

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

/s/ Reznick, Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of Friedman, Alpren & Green L.L.P.]

INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS OF HOMESTEAD APARTMENTS ASSOCIATES II, LTD.

We have audited the accompanying balance sheet of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2004, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMESTEAD APARTMENTS ASSOCIATES II, LTD. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
February 9, 2005

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

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
January 27, 2003

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity and accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
January 13, 2005

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

[Letterhead of Reznick Group, P.C.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheets of Cloisters Limited Partnership II as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2004 and 2003, the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 11, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 13, 2004

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Creative Choice Homes II, Ltd.

We have audited the accompanying of Creative Choice Homes II, LTD. [FHA Project No. FL29-E000-012], as of December 31, 2004, and the related statements of profit and loss, changes in project equity and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes II, Ltd. as of December 31, 2004, and the results of its operations, the changes in project equity and accumulated deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the financial statements, the partnership is in default on the 3rd and 4th mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. The ability for the Partnership to continue as a going concern is based on the general partners continuing ability to fund operating losses. The financial statements do not include any adjustments that might result from the out come of this uncertainty.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, we have also issued our report dated May 4, 2005, on our consideration of Creative Choice Homes II, Ltd.'s internal control and reports dated May 4, 2005 on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing and Non-Discrimination, and specific requirements applicable to nonmajor HUD program transactions. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynn, LLP
Atlanta, Georgia

May 4, 2005

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

Lead Auditor: Peter M. Hodgson

[Letterhead of FISHBEIN & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheet of MILFORD CROSSING ASSOCIATES, L.P. as of December 31, 2004, and the related statements of loss, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Milford Crossing Associates, L.P. as of December 31, 2003, were audited by other auditors whose report dated January 31, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 13 to 15) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
January 25, 2005

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


/s/ Mayer, Hoffman, McCann P.C.
Plymouth Meeting, Pennsylvania
January 31, 2004

[Letterhead of Citrin Cooperman & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7X ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
January 27, 2005

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

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 3, 2004

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2004 and 2003, and the related statements of loss, changes in Partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partner's equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, I have also issued reports dated January 26, 2005, on my consideration of Los Angeles Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of those reports are to describe the scope of my testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of my audit.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 21 to 33) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Los Angeles Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
January 26, 2005

Stamp #1997574 of the Puerto Rico Society of CPA's was affixed to the original.

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

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2004 and 2003 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2005 on our consideration of the Partnership's internal control and on its compliance with laws and regulations applicable to the financial statements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 2, 2005

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

[Letterhead of Reznick Group, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheets of Plainsboro Housing Partners Limited Partnership as of December 31, 2004 and 2003, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 8, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 6, 2004

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Koch Group & Company, LLP
New York, New York
January 21, 2005

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

/s/ Koch Group & Company, LLP
New York, New York
January 20, 2004

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                            March 31,
                                                                  ------------------------------
                                                                      2005              2004
                                                                  ------------      ------------
 Property  and  equipment  - net  of  accumulated  depreciation
  (Notes 2 and 4)                                                 $120,085,545      $123,764,004
 Cash and cash equivalents (Notes 2 and 11)                          1,789,691         1,650,586
 Cash held in escrow (Note 5)                                       10,107,158        10,283,626
 Deferred costs, less accumulated amortization (Notes 2 and 6)       1,474,777         1,620,722
 Other assets                                                        2,066,794         1,723,505
                                                                  ------------      ------------

   Total assets                                                   $135,523,965      $139,042,443
                                                                  ============      ============


                            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Mortgage notes payable (Note 7)                                 $ 90,308,318      $ 92,838,355
  Accounts payable                                                   6,891,920         5,661,371
  Accrued interest payable                                           8,287,354         8,236,097
  Security deposits payable                                            758,082           760,767
  Due to local general partners and affiliates (Note 8)              5,934,727         5,181,321
  Due to general partner and affiliates (Note 8)                    12,271,828         9,909,085
                                                                  ------------      ------------


   Total liabilities                                               124,452,229       122,586,996
                                                                  ------------      ------------

Minority interest (Note 2)                                           5,533,377         4,952,014
                                                                  ------------      ------------

Commitments and contingencies (Notes 8 and 11)

Partners' capital (deficit)
  Limited partners (76,786 BACs issued and outstanding)              6,165,850        12,071,273
  General partner                                                     (627,491)         (567,840)
                                                                  ------------      ------------

Total partners' capital (deficit)                                    5,538,359        11,503,433
                                                                  ------------      ------------

Total liabilities and partners' capital (deficit)                 $135,523,965      $139,042,443
                                                                  ============      ============



          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended March 31,
                                                        --------------------------------------------
                                                           2005            2004*            2003*
                                                        ------------    ------------    ------------
Revenues
Rental income                                           $ 21,942,615    $ 21,030,105    $ 20,303,052
Other                                                        578,336         634,869         752,490
                                                        ------------    ------------    ------------
                                                          22,520,951      21,664,974      21,055,542
                                                        ------------    ------------    ------------

Expenses
General and administrative                                 4,304,675       4,341,730       4,259,406
General  and  administrative-related parties (Note 8)      2,291,189       2,148,442       2,100,844
Repairs and maintenance                                    6,007,581       6,374,186       4,241,405
Operating                                                  2,488,719       2,635,745       2,252,377
Taxes                                                      1,541,154       1,350,167       1,405,187
Insurance                                                  1,703,806       1,559,433       1,275,627
Financial, primarily interest                              4,581,240       5,077,535       5,025,307
Depreciation and amortization                              5,600,688       5,753,670       5,853,795
                                                        ------------    ------------    ------------

    Total expenses                                        28,519,052      29,240,908      26,413,948
                                                        ------------    ------------    ------------

Loss before minority interest                             (5,998,101)     (7,575,934)     (5,358,406)

Minority interest in loss of subsidiaries                     33,027          19,365          14,661
                                                        ------------    ------------    ------------

Net loss                                                $ (5,965,074)   $ (7,556,569)   $ (5,343,745)
                                                        ============    ============    ============

Net loss-limited partners                               $ (5,905,423)   $ (7,481,003)   $ (5,290,308)
                                                        ============    ============    ============

Number of BACs outstanding                                    76,768          76,768          76,768
                                                        ============    ============    ============

Net loss per BAC                                        $     (76.93)   $     (97.45)   $     (68.91)
                                                        ============    ============    ============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                  Limited         General
                                                    Total         Partners        Partner
                                                ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2002     $ 24,403,747    $ 24,842,584    $   (438,837)

Net loss                                          (5,343,745)     (5,290,308)        (53,437)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March  31, 2003     19,060,002      19,552,276        (492,274)

Net loss                                          (7,556,569)     (7,481,003)        (75,566)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March  31, 2004     11,503,433      12,071,273        (567,840)

Net loss                                          (5,965,074)     (5,905,423)        (59,651)
                                                ------------    ------------    ------------

Partners' capital (deficit) - March  31, 2005   $  5,538,359    $  6,165,850    $   (627,491)
                                                ============    ============    ============



          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                Years Ended March 31,
                                                                     --------------------------------------------
                                                                        2005             2004            2003
                                                                     ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                             $ (5,965,074)   $ (7,556,569)   $ (5,343,745)
                                                                     ------------    ------------    ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                           5,600,688       5,753,670       5,853,795
Minority interest in loss of subsidiaries                                 (33,027)        (19,365)        (14,661)
 (Increase) decrease in assets:
Cash held in escrow                                                       904,809        (527,584)       (304,467)
Other assets                                                             (343,289)       (183,173)       (129,643)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                                  1,279,121       2,683,558         429,338
Due to local general partners and affiliates                              902,074        (185,417)        324,750
Due to general partner and affiliates                                   2,362,743       2,609,742       1,346,556
                                                                     ------------    ------------    ------------
Total adjustments                                                      10,673,119      10,131,431       7,505,668
                                                                     ------------    ------------    ------------
Net cash provided by operating activities                               4,708,045       2,574,862       2,161,923
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
Acquisition of property and equipment                                  (1,776,284)       (610,066)       (436,047)
(Increase) decrease in cash held in escrow                               (728,341)       (450,538)        400,618
Decrease in due to local general partners and affiliates                  (80,058)       (464,824)       (225,357)
                                                                     ------------    ------------    ------------
Net cash used in investing activities                                  (2,584,683)     (1,525,428)       (260,786)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                                                      0        (238,398)        (12,690)
Proceeds from mortgage notes                                                    0       8,445,779               0
Repayments of mortgage notes                                           (2,530,037)     (8,807,562)     (1,376,668)
Decrease in due to local general partners and  affiliates                 (68,610)        (22,103)        (27,068)
Increase (decrease) in capitalization of consolidated subsidiaries
 attributable to minority interest                                        614,390        (222,309)       (300,073)
                                                                     ------------    ------------    ------------
Net cash used in financing activities                                  (1,984,257)       (844,593)     (1,716,499)
                                                                     ------------    ------------    ------------

Net increase in cash and cash equivalents                                 139,105         204,841         184,638

Cash and cash equivalents at beginning of year                          1,650,586       1,445,745       1,261,107
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $  1,789,691    $  1,650,586    $  1,445,745
                                                                     ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                               $  3,331,816    $  3,489,656    $  3,889,793
                                                                     ============    ============    ============



          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

The Partnership has interests in twenty-eight Local Partnerships as of March 31, 2005.

The Partnership was authorized to issue a total of 200,000 Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2005, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions, respectively, to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $40,000, $51,000 and $33,000 for the years ended March 31, 2005, 2004 and 2003, respectively (the 2004, 2003 and 2002 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Through March 31, 2005, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

f)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                                Years Ended March 31,
                                      ----------------------------------------
                                         2005          2004          2003
                                      -----------   -----------   -----------
Interest                              $    90,727   $   112,027   $   156,479
Other                                     487,609       522,842       596,011
                                      -----------   -----------   -----------

   Total other revenue                $   578,336   $   634,869   $   752,490
                                      ===========   ===========   ===========

g)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

h)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31,

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                    March 31, 2005                   March 31, 2004
                                             -------------------------------------------------------------
                                               Carrying                        Carrying
                                                Amount        Fair Value        Amount         Fair Value
                                             ------------    ------------    -------------    ------------
Mortgage notes payable for which it is:
Practicable to estimate fair value           $ 50,807,911    $ 46,795,954    $  55,786,396    $ 52,084,207
Not practicable                              $ 39,500,407               *    $  37,051,959               *

*   Management  believes it is not practical to estimate the fair value of these
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:

                                                   March 31,                Estimated
                                         -----------------------------     Useful Lives
                                             2005            2004            (years)
                                         ------------    -------------    -------------
Land                                     $  5,692,516    $   5,692,516               -
Building and improvements                 176,581,364      175,088,136           15-40
Furniture and fixtures                      3,391,530        3,154,084            3-10
                                         ------------    -------------
                                          185,665,410      183,934,736

Less: Accumulated depreciation            (65,579,865)     (60,170,732)
                                         ------------    -------------

                                         $120,085,545    $ 123,764,004
                                         ============    =============

Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the general partner and $1,057,104 of acquisition expenses as of March 31, 2005 and 2004. In addition, as of March 31, 2005 and 2004, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to, $5,454,743, $5,550,233 and $5,689,426, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


During the years ended March 31, 2005 and 2004, accumulated depreciation of $45,610 and $455,550, respectively, on dispositions was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                       March 31,
                                             ------------------------------
                                                 2005              2004
                                             ------------      ------------
Purchase price payments*                     $     17,941      $     28,000
Real estate taxes, insurance and other          4,638,715         5,595,561
Reserve for replacements                        4,682,398         3,943,998
Tenant security deposits                          768,104           716,067
                                             ------------      ------------

                                             $ 10,107,158      $ 10,283,626
                                             ============      ============

* Represents amounts to be paid to seller after completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                            March 31,
                                  -----------------------------
                                      2005            2004            Period
                                  ------------    -------------    ------------
Financing expenses                $  3,183,310    $   3,183,310         *
Less: Accumulated amortization      (1,708,533)      (1,562,588)
                                  ------------    ------------

                                  $  1,474,777    $   1,620,722
                                  ============    =============

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2005, 2004 and 2003 amounted to $145,945, $203,437 and $164,369, respectively.

During the year ended March 31, 2004, accumulated amortization of $30,603 was written off.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $547,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $8,472,000 and $8,503,000 at December 31, 2004 and 2003, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements, as of March 31, 2005, for each of the next five fiscal years and thereafter, are as follows:

  Fiscal Year                             Amount
-----------------                      ------------
    2005                               $  3,012,015
    2006                                  3,093,955
    2007                                  4,028,872
    2008                                  7,824,298
    2009                                  3,074,378
    Thereafter                           69,274,800
                                       ------------

                                       $ 90,308,318
                                       ============

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Accrued interest payable as of March 31, 2005 and 2004 was approximately $8,287,000 and $8,236,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $71,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

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

Plainsboro Housing Partners Limited Partnership
-----------------------------------------------
On November 13, 2003, Plainsboro Housing Partners Limited Partnership ("Plainsboro") refinanced its existing indebtedness by borrowing $2,950,000 from an affiliate of the General Partner. The loan bears interest at the rate of 6.7% per annum with principal and interest due in monthly installments of $19,036 and matures on December 1, 2033. Plainboro's prior indebtedness of approximately $2,515,000 was repaid.

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

As of March 31, 2005 and 2004, the Partnership owes an affiliate of the General Partner, approximately $4,377,000 and $2,894,000 respectively for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2005, 2004 and 2003 were as follows:

                                                             Years Ended March 31,
                                                     ------------------------------------
                                                        2005         2004*        2003*
                                                     ----------   ----------   ----------
Partnership management fees (i)                      $  880,000   $  880,000   $  880,000
Expense reimbursement (ii)                              197,664      163,819      158,434
Local administrative fee (iv)                            64,500       98,000       77,000
Property management fees incurred to affiliates of
 the General Partners                                   139,872      135,452      176,780
                                                     ----------   ----------   ----------
Total general and administrative - General Partner    1,282,036    1,277,271    1,292,214
                                                     ----------   ----------   ----------

Property management fees incurred to affiliates of
 the Local General Partners (iii)                     1,009,153      871,171      808,630
                                                     ----------   ----------   ----------
Total general and administrative - related parties   $2,291,189   $2,148,442   $2,100,844
                                                     ==========   ==========   ==========

* Reclassified for comparative purposes.

(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,599,000 and $5,719,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $1,180,000 and $982,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(iii) Property management fees incurred by the subsidiary partnerships amounted to $1,303,227, $1,135,293 and $1,131,791 for the years ended March 31, 2005,
2004 and 2003,  respectively.  Of these fees, $1,009,153,  $871,171 and $808,630 were incurred to affiliates of the Local General Partners and $139,872, $135,452 and $176,780 were incurred to affiliates of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:

                                                                                    March 31,
                                                                          ------------------------------
                                                                              2005              2004
                                                                          ------------      ------------
Development deficit advances                                              $     50,000      $     50,000
Operating advances (i)                                                       1,019,861         1,448,911
Development fee payable                                                      1,391,293         1,471,351
Long-term notes payable (ii)                                                 1,460,240         1,528,850
Management and other fees                                                    2,013,333           682,209
                                                                          ------------      ------------

                                                                          $  5,934,727      $  5,181,321
                                                                          ============      ============

(i) Operating advances include the following loan:

Christine Apartments, L.P.                                                $    116,100      $    116,100
--------------------------
This loan is non-interest bearing and has no set repayment terms.

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD.                                            $    979,770      $    979,770
-------------------------------
The first note bears interest at 7% payable monthly. Principal on the loan is due and payable in full on December 31, 2009.
No payments were made during the current year on this note.
Delinquent principal payments as of December 31, 2004 amounted to $348,085, and thus, this note is technically in default.
The second note bears interest at 12% payable monthly. Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note. Delinquent principal payments as of December 31, 2004 amounted to $400,210, and thus, this note is technically in default.

Plainsboro Housing Partners, L.P.                                         $    480,470      $    549,080
----------------------------------
This loan accrues interest at a rate of 7.34% per annum on the outstanding principal balance. Repayment of the principal
and interest shall be made from net cash flow to the extent
available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in December 2033.

Interest expense incurred on such long-term notes payable amounted to approximately $129,000, $134,000 and $125,000 for the 2004, 2003 and 2002 Fiscal Years, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



C)  Other

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

                                                                Years Ended December 31,
                                                        -----------------------------------------
                                                           2004            2003           2002
                                                        -----------    -----------    -----------
Financial statement net loss                            $(5,965,074)   $(7,556,569)   $(5,343,745)

Differences between depreciation and amortization
expense recorded for financial reporting purposes and
the accelerated cost recovery system utilized for
income tax purposes                                      (1,136,800)    (1,093,667)      (935,964)

Differences resulting from parent company having a
different fiscal year for income tax and financial
reporting purposes                                          (22,493)        19,709         11,739

Other                                                      (645,283)     1,584,004        (69,850)
                                                        -----------    -----------    -----------

Taxable net loss as shown on the income tax
return for the calendar year ended                      $(7,769,650)   $(7,046,523)   $(6,337,820)
                                                        ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 10 - Selected Quarterly Financial Date (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004.

                                                                                Quarter Ended
                                                       ----------------------------------------------------------------

                                                          June 30,      September 30,    December 31,      March 31,
               OPERATIONS                                   2004             2004             2004             2005
---------------------------------------------------    -------------   --------------   --------------   --------------
 Revenues                                               $  5,359,301    $   5,766,387    $   5,506,219    $   5,889,044

 Operating expenses                                       (7,344,370)      (7,245,580)      (7,006,006)      (6,929,096)
                                                        ------------    -------------    -------------    -------------

 Loss before minority interest                            (1,985,069)      (1,479,193)      (1,493,787)      (1,040,052)

 Minority interest in loss of subsidiaries                     8,621            3,221            5,044           16,140
                                                        ------------    -------------    -------------    -------------

 Net loss                                               $ (1,976,448)   $  (1,475,972)   $  (1,488,743)   $  (1,023,912)
                                                        ============    =============    =============    =============


 Net loss per weighted average BAC                      $     (25.49)   $      (19.03)   $      (19.20)   $      (13.21)
                                                        ============    =============    =============    =============


                                                                                Quarter Ended
                                                       ----------------------------------------------------------------

                                                          June 30,      September 30,    December 31,      March 31,
               OPERATIONS                                   2003             2003             2003             2004
---------------------------------------------------    -------------   --------------   --------------   --------------
 Revenues                                               $  5,273,977    $   5,328,780    $   5,373,347    $   5,688,870

 Operating expenses                                       (6,691,928)      (6,660,651)      (7,068,809)      (8,819,520)
                                                        ------------    -------------    -------------    -------------

 Loss before minority interest                            (1,417,951)      (1,331,871)      (1,695,462)      (3,130,650)

 Minority interest in loss of subsidiaries                     7,301            2,324            3,021            6,719
                                                        ------------    -------------    -------------    -------------

 Net loss                                               $ (1,410,650)   $  (1,329,547)   $  (1,692,441)   $  (3,123,931)
                                                        ============    =============    =============    =============

 Net loss per weighted average BAC                       $    (18.19)   $      (17.15)   $      (21.82)   $      (40.29)
                                                        ============    =============    =============    =============


NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")

Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the general partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at March 31, 2005 and 2004 was approximately $2,970,000 and $3,435,000, respectively, and the minority interest balance was $0 for both years. Opa-Locka's net loss amounted to approximately $465,000, $1,550,000 and $173,000 for the 2004, 2003 and 2002 Fiscal Years, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. As of March 31, 2005, uninsured cash and cash equivalents approximated $830,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and a HUD based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made for surplus cash flow.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,051,548 , $7,001,508 and $11,256,724 Housing Tax Credits during the 2004, 2003 and 2002 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI) and is an affiliate of Related Capital Company ("RCC"). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of RCC, which controls our General Partner, has adopted a code of ethics. See http://www.chartermac.com.

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

Certain information concerning the directors and executive officers of RIAI is set forth below.

Name                                     Position
-------------------                      -------------------


Alan P. Hirmes                           Director and President


Stuart J. Boesky                         Senior Vice President

Marc D. Schnitzer                        Vice President

Denise L. Kiley (*)                      Vice President

Glenn F. Hopps                           Treasurer

Teresa Wicelinski                        Secretary

(*) On February 25, 2005,  Ms. Kiley  announced  her  retirement as Chief Credit
    Officer and Trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Upon her retirement, she will also resign from her position as Vice President of RIAI.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, is responsible both for financial restructurings of real estate properties and directing Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, joined Related in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                      Name and Address of    Amount and Nature of   Percentage
   Title of Class     Beneficial Ownership   Beneficial Ownership    of Class
-------------------   --------------------   ---------------------  -----------

                      Related Independence
General Partnership   Associates L.P.        $1,000 capital
interest in the       625 Madison Avenue     contribution-directly
Partnership           New York, NY 10022     owned                     100%

Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds either a 0.1% or 1% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in
Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 2, 2005, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                                Amount and Nature of
   Name of Beneficial Owner (1)                 Beneficial Ownership   Percent of Class
---------------------------------------------   --------------------   ----------------
Lehigh Tax Credit Partners, Inc.                   6,846.30(2)(3)            8.9%

J. Michael Fried                                   6,846.30(2)(3)(4)         8.9%

Alan P. Hirmes                                     6,846.30(2)(3)(4)         8.9%

Stuart J. Boesky                                   6,846.30(2)(3)(4)         8.9%

Marc D. Schnitzer                                  6,846.30(2)(3)(4)         8.9%

Denise L. Kiley (*)                                6,846.30(2)(3)(4)         8.9%

Glenn F. Hopps                                            -                   -

Teresa Wicelinski                                         -                   -

All directors and executive officers of the
  general partner of the General Partner as a
  group (eight persons)                            6,846.30(2)(3)(4)         8.9%


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

(3) All of such BACs represent BACs owned directly by Lehigh, I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II") for which the Managing Member serves as managing member. As of June 2, 2005, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $56,500 and $53,400, respectively.

Audit - Related Fees
--------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP and their respective affiliates and Friedman, LLP for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $11,000 and $20,300, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm           12

         Consolidated Balance Sheets at March 31, 2005 and 2004            73

         Consolidated Statements of Operations for the Years
         Ended March 31, 2005, 2004 and  2003                              74

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2005, 2004 and 2003       75

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2005, 2004 and 2003                               76

         Notes to Consolidated Financial Statements                        77

(a) 2.   Consolidated Financial Statement Schedules

         Report of Independent Registered Public Accounting Firm           96

         Schedule I- Condensed Financial Information of Registrant         97

         Schedule III - Real Estate and Accumulated Depreciation          100

(a) 3.   Exhibits

(3A)     Form of Amended and Restated Agreement of Limited
         Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B) Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                    91

         * Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)        94

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
         and Section 1350 of Title 18 of the United States Code
         (18 U.S.C. 1350)                                                  95

                                                                  Jurisdiction
         Subsidiaries of the Registrant (Exhibit 21)             of Organization
         -------------------------------------------             ---------------

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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    its General Partner



                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    a General Partner



Date:  June 16, 2005                By:  /s/ Alan P. Hirmes
       -------------                     ------------------
                                         Alan P. Hirmes
                                         Director and President
                                         (Chief Executive and Financial Officer)



Date:  June 16, 2005                By:  /s/ Glenn F. Hopps
       -------------                     ------------------
                                         Glenn F. Hopps
                                         Treasurer
                                         (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                      Title                            Date
------------------   ----------------------------------------  -----------------

/s/ Alan P. Hirmes   Director and President (chief executive
------------------   and financial officer) of                   June 16, 2005
Alan P. Hirmes       Related Independence Associates Inc.        -------------


/s/ Glenn F. Hopps
------------------   Treasurer (chief accounting officer) of     June 16, 2005
Glenn F. Hopps       Related Independence Associates Inc.        -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: June 16, 2005                    By:  /s/ Alan P. Hirmes
               -------------                         ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 8, 2005 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and
Schedule III at March 31, 2005. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 8, 2005

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                           2005               2004
                                                       -------------      -------------
Cash and cash equivalents                              $      61,093      $      32,537
Advances and investment in subsidiary partnerships        23,354,869         25,298,379
Cash held in escrow                                           17,941             28,000
Other assets                                                 116,299            116,299
                                                       -------------      -------------
Total assets                                           $  23,550,202      $  25,475,215
                                                       =============      =============


                            LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                      $      12,892      $      24,384
Due to general partners and affiliates                    12,155,785          9,596,356
                                                       -------------      -------------

Total liabilities                                         12,168,677          9,620,740
                                                       -------------      -------------

Partners' capital*                                        11,381,525         15,854,475
                                                       -------------      -------------

Total liabilities and partners' capital                $  23,550,202      $  25,475,215
                                                       =============      =============



Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $561,239 and $587,935 of related party income at March 31, 2005 and 2004, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Years Ended March 31,
                                              ----------------------------------------------
                                                  2005            2004             2003
                                              ------------    -------------    ------------
Revenues                                      $      5,690    $       4,958    $      5,264
                                              ------------    -------------    ------------

Expenses

Administrative and management                      105,867          163,819         158,743
Administrative and management-related
parties                                          1,077,664        1,021,560       1,038,434
                                              ------------    -------------    ------------

Total expenses                                   1,183,531        1,185,379       1,197,177
                                              ------------    -------------    ------------

Loss from operations                            (1,177,841)      (1,180,421)     (1,191,913)

Equity in loss of subsidiary partnerships       (3,295,109)      (4,948,362)     (2,943,111)
                                              ------------    -------------    ------------

Net loss                                      $ (4,472,950)   $  (6,128,783)   $ (4,135,024)
                                              ============    =============    ============

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Years Ended March 31,
                                                         -----------------------------------------
                                                            2005           2004            2003
                                                         -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                 $(4,472,950)   $(6,128,783)   $(4,135,024)
                                                         -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Equity in loss of subsidiary partnerships                  3,295,109      4,948,362      2,943,111
(Decrease) increase in other liabilities                     (11,492)        10,324          6,594
Increase  in due  to  general  partner  and
 affiliates                                                2,559,429      2,639,392      1,359,517
                                                         -----------    -----------    -----------

Total adjustments                                          5,843,046      7,598,078      4,309,222
                                                         -----------    -----------    -----------

Net cash provided by operating activities                  1,370,096      1,469,295        174,198
                                                         -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow-purchase price
 payments                                                     10,059              0          4,666
Investment in subsidiary partnerships                        (10,059)             0         (4,666)
Distributions from subsidiary partnerships                   119,319        147,693        185,671
Advances to subsidiary partnerships                       (1,460,859)    (1,585,942)      (368,086)
                                                         -----------    -----------    -----------

Net cash used in investing activities                     (1,341,540)    (1,438,249)      (182,415)
                                                         -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents          28,556         31,046         (8,217)

Cash and cash equivalents, beginning of year                  32,537          1,491          9,708
                                                         -----------    -----------    -----------

Cash and cash equivalents, end of year                   $    61,093    $    32,537    $     1,491
                                                         ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                       Initial Cost to Partnership
                                                       ----------------------------

                                                                      Buildings and
               Description              Encumbrances       Land       Improvements
-------------------------------------   ------------   ------------   -------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                     $          0   $    137,450   $   1,007,966
Old Public Limited Partnership
  Lawrenceburg, TN                           422,260         10,000       1,713,310
Lancaster Terrace Limited Partnership
  Salem, OR                                1,468,476        161,269       3,679,601
655 North Street Limited Partnership
  Baton Rouge, LA                          5,199,139        125,500       3,040,980
Landreth Venture
  Philadelphia, PA                         3,255,048          1,761       5,903,337
Homestead Apartments Associates Ltd.
  Homestead, FL                            3,389,909        329,402               0
Bethel Villa Associates, L.P.
  Wilmington, DE                           3,722,167        270,000       5,969,354
West Diamond Street Associates
  Philadelphia, PA                         1,576,000         30,829       3,444,649
Susquehanna Partners
  Philadelphia, PA                         1,742,136         16,000               0
Boston Bay Limited Partnership
  Boston, MA                               2,474,189        440,000       4,143,758
Morrant Bay Limited Partnership
  Boston, MA                               3,646,339        650,000       5,522,250
Hope Bay Limited Partnership
  Boston, MA                               1,245,850        225,000       1,435,185
Lares Apartments Limited Partnership
  Lares, PR                                4,405,916        137,000               0
Lajas Apartments Limited Partnership
  Lajas, PR                                4,066,052        110,090       4,952,929
Arlington-Rodeo Properties
  Los Angeles, CA                          3,543,123        624,052               0
Conifer Bateman Associates
  Lowville, NY                               938,977         15,000        2,525,72
Hampden Hall Associates, L.P.
  St.  Louis, MO                           2,116,715              0               0
Chester Renaissance Associates
  Chester, PA                                873,000         33,667         168,333
Homestead Apartments II, LTD.
  Homestead, FL                            3,326,454        338,966               0
P.S. 157 Associates, L.P.
  New York, NY                             6,552,686         36,500       9,350,642


                                        Cost Capitalized
                                         Subsequent to
                                          Acquisition:                    Buildings and
               Description                Improvements         Land       Improvements        Total
-------------------------------------   ----------------   ------------   -------------   ------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                         $     69,289   $    140,813   $   1,073,892   $  1,214,705
Old Public Limited Partnership
  Lawrenceburg, TN                                81,678         13,640       1,791,348      1,804,988
Lancaster Terrace Limited Partnership
  Salem, OR                                       53,581        163,105       3,731,346      3,894,451
655 North Street Limited Partnership
  Baton Rouge, LA                              6,027,655        127,751       9,066,384      9,194,135
Landreth Venture
  Philadelphia, PA                               122,465          3,645       6,023,918      6,027,563
Homestead Apartments Associates Ltd.
  Homestead, FL                                5,943,165        340,868       5,931,699      6,272,567
Bethel Villa Associates, L.P.
  Wilmington, DE                               3,173,905        275,099       9,138,160      9,413,259
West Diamond Street Associates
  Philadelphia, PA                              (974,300)        32,414       2,468,764      2,501,178
Susquehanna Partners
  Philadelphia, PA                             3,998,995         17,585       3,997,410      4,014,995
Boston Bay Limited Partnership
  Boston, MA                                     843,450        441,585       4,985,623      5,427,208
Morrant Bay Limited Partnership
  Boston, MA                                   1,251,072        651,585       6,771,737      7,423,322
Hope Bay Limited Partnership
  Boston, MA                                     692,382        226,585       2,125,982      2,352,567
Lares Apartments Limited Partnership
  Lares, PR                                    5,267,060        151,585       5,252,475      5,404,060
Lajas Apartments Limited Partnership
  Lajas, PR                                      183,334        111,675       5,134,678      5,246,353
Arlington-Rodeo Properties
  Los Angeles, CA                              5,064,598        625,637       5,063,013      5,688,650
Conifer Bateman Associates
  Lowville, NY                                    81,543         16,585       2,605,687      2,622,272
Hampden Hall Associates, L.P.
  St.  Louis, MO                               7,522,806          1,585       7,521,221      7,522,806
Chester Renaissance Associates
  Chester, PA                                  1,782,784         42,153       1,942,631      1,984,784
Homestead Apartments II, LTD.
  Homestead, FL                                5,287,011        340,551       5,285,426      5,625,977
P.S. 157 Associates, L.P.
  New York, NY                                    89,330          38,085      9,438,387      9,476,472


                                                                                       Life on which
                                                                                      Depreciation in
                                                          Year of                      Latest Income
                                        Accumulated    Construction/       Date        Statement is
               Description              Depreciation     Renovation      Acquired        Computed*
-------------------------------------   ------------   -------------   ------------   --------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                     $    401,712            1991       Dec.1991        27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                           828,208            1991       Dec.1991        27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                1,928,609            1992       Feb.1992     15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                          3,863,967            1992      Mar. 1992        27.5 years
Landreth Venture
  Philadelphia, PA                         1,938,292            1992      Mar. 1992          40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                            1,849,117            1992      Mar. 1992          40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                           3,358,555            1992      Apr. 1992        27.5 years
West Diamond Street Associates
  Philadelphia, PA                         1,389,305            1992       May 1992          40 years
Susquehanna Partners
  Philadelphia, PA                         1,239,926            1992       May 1992       20-40 years
Boston Bay Limited Partnership
  Boston, MA                               2,369,327            1991      Aug. 1992        27.5 years
Morrant Bay Limited Partnership
  Boston, MA                               3,187,666            1991      Aug. 1992        27.5 years
Hope Bay Limited Partnership
  Boston, MA                                 973,817            1991      Aug. 1992        27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                1,539,108            1992      Aug. 1992          40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                1,657,628            1992      Aug. 1992          40 years
Arlington-Rodeo Properties
  Los Angeles, CA                          1,768,342            1992      Aug. 1992        27.5 years
Conifer Bateman Associates
  Lowville, NY                             1,220,277            1990      Aug. 1992     15-27.5 years
Hampden Hall Associates, L.P.
  St.  Louis, MO                           3,144,566            1992      Sep. 1992        27.5 years
Chester Renaissance Associates
  Chester, PA                                588,947            1992      Sep. 1992          40 years
Homestead Apartments II, LTD.
  Homestead, FL                            1,566,012            1992      Oct. 1992          40 years
P.S. 157 Associates, L.P.
  New York, NY                             2,888,070            1992      Nov. 1992          40 years

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005

                                                       Initial Cost to Partnership
                                                       ----------------------------

                                                                      Buildings and
               Description              Encumbrances       Land       Improvements
-------------------------------------   ------------   ------------   -------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                                 0         35,160               0
Creative Choice Homes II, LTD.
  Opa-Locka, FL                            8,611,521              0               0
Milford Crossing Associates L.P. (**)
  Milford, DE                              2,426,942        203,006               0
BX-7F Associates, L.P.
  Bronx, NY                                2,799,344              4       5,705,064
Los Angeles Limited Partnership
  Rio Piedras, PR                          3,979,260        201,210               0
Christine Apartments, L.P.
  Buffalo, NY                              1,245,000         10,000       2,351,072
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                           4,298,158        800,000               0
Rolling Green Associates, L.P.
  Syracuse, NY                            12,983,657        180,000       19,583,10
                                        ------------   ------------   -------------

                                        $ 90,308,318   $  5,121,866   $  80,497,260
                                        ============   ============   =============


                                        Cost Capitalized
                                         Subsequent to
                                          Acquisition:                    Buildings and
               Description                Improvements         Land       Improvements        Total
-------------------------------------   ----------------   ------------   -------------   ------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                             9,580,526         36,745       9,578,941      9,615,686
Creative Choice Homes II, LTD.
  Opa-Locka, FL                               21,607,283        574,637      21,032,646     21,607,283
Milford Crossing Associates L.P. (**)
  Milford, DE                                  4,379,672        115,519       4,467,159      4,582,678
BX-7F Associates, L.P.
  Bronx, NY                                      105,901          2,178       5,808,791      5,810,969
Los Angeles Limited Partnership
  Rio Piedras, PR                              6,688,052        203,384       6,685,877      6,889,261
Christine Apartments, L.P.
  Buffalo, NY                                    261,106         13,174       2,609,006      2,622,180
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                               8,851,487        802,174       8,849,313      9,651,487
Rolling Green Associates, L.P.
  Syracuse, NY                                 2,010,454        182,174      21,591,380     21,773,554
                                            ------------   ------------   -------------   ------------

                                            $100,046,284   $  5,692,516   $ 179,972,894   $185,665,410
                                            ============   ============   =============   ============


                                                                                       Life on which
                                                                                      Depreciation in
                                                          Year of                      Latest Income
                                        Accumulated    Construction/       Date        Statement is
               Description              Depreciation     Renovation      Acquired        Computed*
-------------------------------------   ------------   -------------   ------------   --------------
Apartment Complexes

Cloisters Limited Partnership II
  Philadelphia, PA                         2,831,951            1992      Nov. 1992          40 years
Creative Choice Homes II, LTD.
  Opa-Locka, FL                            6,100,717            1988      Dec. 1992          40 years
Milford Crossing Associates L.P. (**)
  Milford, DE                              1,992,057            1992      Dec. 1992        27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                1,764,432            1993      Jan. 1993          40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                          1,910,602            1994      Apr. 1993          40 years
Christine Apartments, L.P.
  Buffalo, NY                              1,088,524            1993      June 1993        27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                           3,153,229            1994      July 1993        27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                             9,036,902            1992      Oct. 1993        27.5 years
                                        -----------

                                        $ 65,579,865
                                        ============

* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.

** During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)

                                           Cost of Property and Equipment                   Accumulated Depreciation
                                    -------------------------------------------   -------------------------------------------
                                                                      Years Ended March 31,
                                    -----------------------------------------------------------------------------------------
                                        2005           2004            2003           2005           2004            2003
                                    ------------   -------------   ------------   ------------   -------------   ------------
Balance at beginning of period      $183,934,736   $ 183,780,220   $183,379,486   $ 60,170,732   $  55,076,049   $ 49,421,936

Additions during period:
Improvements                           1,840,217         611,266        436,047
Depreciation expense                                                                 5,454,743       5,550,233      5,689,426
Deductions during period:

Dispositions                            (109,543)       (456,750)       (35,313)       (45,610)       (455,550)       (35,313)
                                    ------------   -------------   ------------   ------------   -------------   ------------

Balance at close of period          $185,665,410   $ 183,934,736   $183,780,220   $ 65,579,865   $  60,170,732   $ 55,076,049
                                    ============   =============   ============   ============   =============   ============


At the time the Local Partnerships were acquired by Independence Tax Credit Plus L.P., the entire purchase price paid by Independence Tax Credit Plus L.P. was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost material differences between the original cost basis for tax and GAAP.