Form 10-Q
period 2005-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2005-08-08
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)



           Delaware                                              13-3589920
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 625 Madison Avenue, New York, New York                               10022
----------------------------------------                         ---------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                     June 30,        March 31,
                                                                      2005             2005
                                                                  -------------    -------------
                                                                   (Unaudited)        (Audited)
ASSETS

Property and equipment at cost, net of accumulated depreciation
 of $66,954,916 and $65,579,865, respectively                     $ 119,379,990    $ 120,085,545
Cash and cash equivalents                                             1,463,209        1,789,691
Cash held in escrow                                                  10,268,186       10,107,158
Deferred costs, net of accumulated amortization of $1,744,472
 and $1,708,533, respectively                                         1,438,838        1,474,777
Other assets                                                          1,751,085        2,066,794
                                                                  -------------    -------------

Total assets                                                      $ 134,301,308    $ 135,523,965
                                                                  =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                            $  89,514,668    $  90,308,318
Accounts payable                                                      6,512,538        6,891,920
Accrued interest payable                                              9,414,671        8,287,354
Security deposits payable                                               758,606          758,085
Due to local general partners and affiliates                          6,031,843        5,934,727
Due to general partner and affiliates                                12,541,967       12,271,828
                                                                  -------------    -------------

Total liabilities                                                   124,774,293      124,452,229
                                                                  -------------    -------------

Minority interest                                                     5,520,214        5,533,377
                                                                  -------------    -------------
Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (76,786 BACs issued and outstanding)                 4,649,608        6,165,850
General partner                                                        (642,807)        (627,491)
                                                                  -------------    -------------

Total partners' capital (deficit)                                     4,006,801        5,538,359
                                                                  -------------    -------------

Total liabilities and partners' capital (deficit)                 $ 134,301,308    $ 135,523,965
                                                                  =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2005           2004*
                                                      -----------    -----------
Revenues
Rental income                                         $ 5,465,337    $ 5,199,784
Other income                                              338,313        159,517
                                                      -----------    -----------

Total revenues                                          5,803,650      5,359,301
                                                      -----------    -----------
Expenses
General and administrative                              1,177,134      1,105,061
General and administrative-related parties (Note 2)       594,164        531,186
Repairs and maintenance                                 1,443,362      1,605,012
Operating                                                 799,746        751,445
Taxes                                                     389,648        346,409
Insurance                                                 407,527        335,760
Financial, principally interest                         1,122,931      1,257,147
Depreciation and amortization                           1,410,990      1,412,350
                                                      -----------    -----------

Total expenses                                          7,345,502      7,344,370
                                                      -----------    -----------

Loss before minority interest                          (1,541,852)    (1,985,069)
Minority interest in loss of subsidiaries                  10,294          8,621
                                                      -----------    -----------

Net loss                                              $(1,531,558)   $(1,976,448)
                                                      ===========    ===========

Net loss - limited partners                           $(1,516,242)   $(1,956,684)
                                                      ===========    ===========

Number of BACs outstanding                                 76,786         76,786
                                                      ===========    ===========

Net loss per BAC                                      $    (19.75)   $    (25.48)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)


                                                      Limited         General
                                       Total          Partners        Partner
                                    -----------     -----------     -----------
Partners' capital (deficit)
  April 1, 2005                     $ 5,538,359     $ 6,165,850     $  (627,491)


Net loss                             (1,531,558)     (1,516,242)        (15,316)
                                    -----------     -----------     -----------

Partners' capital (deficit)
  June 30, 2005                     $ 4,006,801     $ 4,649,608     $  (642,807)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                               Three Months Ended
                                                                    June 30,
                                                           --------------------------
                                                              2005           2004
                                                           -----------    -----------
Cash flows from operating activities:
Net loss                                                   $(1,531,558)   $(1,976,448)
                                                           -----------    -----------
Adjustments to reconcile net loss to net cash provided
   by operating activities:
Depreciation and amortization                                1,410,990      1,412,350
Minority interest in loss of subsidiaries                      (10,294)        (8,621)
Increase in due to general partner and affiliates              270,139        558,389
Increase in accounts payable and other liabilities             748,459        761,332
Decrease (increase) in other assets                            315,710       (128,987)
(Increase) decrease in cash held in escrow                    (161,028)       107,847
                                                           -----------    -----------
Total adjustments                                            2,573,976      2,702,310
                                                           -----------    -----------

Net cash provided by operating activities                    1,042,418        725,862
                                                           -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                            (669,496)       (24,057)
Increase in due to local general partners and affiliates        97,116         49,700
                                                           -----------    -----------

Net cash (used in) provided by investing activities           (572,380)        25,643
                                                           -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                   (793,650)      (903,245)
Decrease in capitalization of consolidated subsidiaries
   attributable to minority interest                            (2,870)          (214)
                                                           -----------    -----------

Net cash used in financing activities                         (796,520)      (903,459)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (326,482)      (151,954)

Cash and cash equivalents at beginning of period             1,789,691      1,650,586
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 1,463,209    $ 1,498,632
                                                           ===========    ===========


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $8,000 and $14,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005, the results of operations and its cash flows for the three months ended June 30, 2005 and 2004. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the year.

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

The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three months ended June 30, 2005 and 2004 were as follows:


                                                             Three Months Ended
                                                                  June 30,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
Partnership management fees (a)                              $220,000   $220,000
Expense reimbursement (b)                                      62,667     39,552
Property management fees incurred to affiliates
   of the General Partner (d)                                  36,122     34,968
Local administrative fee (c)                                   16,000     24,000
                                                             --------   --------
Total general and administrative-General Partner              334,789    318,520
                                                             --------   --------
Property management fees incurred to affiliates
   of the subsidiary partnerships' general partners (d)       259,375    212,666
                                                             --------   --------
Total general and administrative-related parties             $594,164   $531,186
                                                             ========   ========


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,819,000 and $6,599,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005.

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

(d) Property management fees incurred by subsidiary partnerships amounted $335,644 and $319,038 for the three months ended June 30, 2005 and 2004, respectively. Of these fees $259,375 and $212,666 were incurred to affiliates of the Local General Partners. In addition $36,122 and $34,968 were incurred to affiliates of the Partnership.

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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), which superceded APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial
Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

Short-Term
----------

As of June 30, 2005, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $326,000 during the three months ended June 30, 2005, due to acquisitions of property and equipment ($669,000), repayments of mortgage notes ($794,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($3,000) which exceeded net cash provided by operating activities ($1,042,000) and an increase in due to local general partners and affiliates in relating to investing activities ($97,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,411,000).

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $4,217,417 and $4,143,687, respectively.

For the years ended March 31, 2005 and 2004, accounts payable and accrued interest payable were as follows:

Accounts payable as of June 30, 2005 and March 31, 2005 was $6,512,538 and $6,891,920, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2005 and March 31, 2005 was $9,414,671 and $8,287,354, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The working capital reserve at June 30, 2005 was approximately $16,000.

Cash distributions received from the Local Partnerships remain immaterial. No cash distributions were received during the three months ended June 30, 2005 and 2004, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to Beneficial Assignment Certificates ("BACs") holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $6,819,000 and $6,599,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their tax credits in place. The tax credits are attached to the property for a period of ten years ("Tax Credit Period"), and are transferable with the property during the remainder of the ten year period. As of December 31, 2004, 22 of 28 Local Partnerships have completed their Tax Credit Period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements included in the Partnership's Annual Report of Form 10-K for the year ended March 31, 2005.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the three months ended June 30, 2005, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through June 30, 2005, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2005 and 2004, consisted primarily of the results of the Partnership's investment in twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 5% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to rental rate increases.

Other income increased approximately $179,000 for the three months ended June 30, 2005, as compared to the corresponding period in 2004, primarily due to the receipt of insurance proceeds in 2005 at one Local Partnerships resulting from a fire in 2004.

General and administrative-related parties increased approximately $162,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in expense reimbursements at the Partnership level and two Local Partnerships changing from third party management companies in 2004 to affiliated companies in 2005.

Repairs and maintenance decreased approximately $162,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to the installation of a new security system at one Local Partnership in 2004.

Taxes increased approximately $43,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in taxes at two Local Partnerships.

Insurance increased approximately $72,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in insurance premiums at one Local Partnership and an underaccrual at a second Local Partnership in 2004.

Financial expense decreased approximately $134,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to refinancings at two Local Partnerships in 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable.

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                                        By:   RELATED INDEPENDENCE
                                              ASSOCIATES L.P., General Partner

                                        By:   RELATED INDEPENDENCE
                                              ASSOCIATES INC., General Partner


Date: August 8, 2005
      --------------
                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes,
                                                   Director and President
                                                   (Chief Executive Officer
                                                    and Chief Financial Officer)


Date: August 8, 2005
      --------------
                                              By:  /s/ Glenn F. Hopps
                                                   ------------------
                                                   Glenn F. Hopps,
                                                   Treasurer
                                                   (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 8, 2005
               --------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     August 8, 2005