Form 10-Q
period 2005-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2005-10-26
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)



                     Delaware                                     13-3589920
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                   September 30,     March 31,
                                                                       2005            2005
                                                                  -------------    -------------
                                                                   (Unaudited)       (Audited)
ASSETS

Property and equipment at cost, net of accumulated depreciation
 of $68,305,547 and $65,579,865, respectively                     $ 117,660,244    $ 120,085,545
Cash and cash equivalents                                             1,327,164        1,789,691
Cash held in escrow                                                  10,561,578       10,107,158
Deferred costs, net of accumulated amortization of $1,781,010
 and $1,708,533, respectively                                         1,402,300        1,474,777
Other assets                                                          1,618,571        2,066,794
                                                                  -------------    -------------

Total assets                                                      $ 132,569,857    $ 135,523,965
                                                                  =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                            $  88,684,256    $  90,308,318
Accounts payable                                                      6,993,800        6,891,920
Accrued interest payable                                              9,174,492        8,287,354
Security deposits payable                                               768,055          758,082
Due to local general partners and affiliates                          6,016,241        5,934,727
Due to general partner and affiliates                                12,947,940       12,271,828
                                                                  -------------    -------------

Total liabilities                                                   124,584,784      124,452,229
                                                                  -------------    -------------

Minority interest                                                     5,517,508        5,533,377
                                                                  -------------    -------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (76,786 BACs issued and outstanding)                 3,125,764        6,165,850
General partner                                                        (658,199)        (627,491)
                                                                  -------------    -------------

Total partners' capital (deficit)                                     2,467,565        5,538,359
                                                                  -------------    -------------

Total liabilities and partners' capital (deficit)                 $ 132,569,857    $ 135,523,965
                                                                  =============    =============



          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2005            2004*           2005            2004
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  5,342,257    $  5,356,119    $ 10,807,594    $ 10,555,903
Other income                                                69,615         410,268         407,928         569,785
                                                      ------------    ------------    ------------    ------------
                                                         5,411,872       5,766,387      11,215,522      11,125,688
                                                      ------------    ------------    ------------    ------------
Expenses
General and administrative                                 970,132         914,362       2,147,266       2,019,424
General and administrative-related parties (Note 2)        578,249         557,685       1,172,413       1,088,870
Repairs and maintenance                                  1,115,827       1,337,391       2,559,189       2,465,281
Operating                                                1,000,271       1,048,049       1,800,017       1,799,494
Taxes                                                      371,401         392,929         761,049         739,338
Insurance                                                  361,932         349,977         769,459         685,737
Financial, principally interest                          1,168,833       1,271,544       2,291,764       2,528,691
Depreciation and amortization                            1,387,169       1,373,643       2,798,159       2,785,993
                                                      ------------    ------------    ------------    ------------
Total expenses                                           6,953,814       7,245,580      14,299,316      14,112,828
                                                      ------------    ------------    ------------    ------------

Net loss before minority interest                       (1,541,942)     (1,479,193)     (3,083,794)     (2,987,140)
Minority interest in loss of subsidiaries                    2,706           3,221          13,000          11,842
                                                      ------------    ------------    ------------    ------------

Net loss                                              $ (1,539,236)   $ (1,475,972)   $ (3,070,794)   $ (2,975,298)
                                                      ============    ============    ============    ============

Net loss - limited partners                           $ (1,523,844)   $ (1,461,212)   $ (3,040,086)   $ (2,945,545)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (19.84)   $     (19.03)   $     (39.59)   $     (38.36)
                                                      ============    ============    ============    ============



* Reclassified for comparative purpose.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                               Limited        General
                                 Total         Partners       Partner
                              -----------    -----------    -----------
Partners' capital (deficit)
  April 1, 2005               $ 5,538,359    $ 6,165,850    $  (627,491)


Net loss                       (3,070,794)    (3,040,086)       (30,708)
                              -----------    -----------    -----------

Partners' capital (deficit)
  September 30, 2005          $ 2,467,565    $ 3,125,764    $  (658,199)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                             --------------------------
                                                                                                2005            2004
                                                                                             -----------    -----------
Cash flows from operating activities:
Net loss                                                                                     $(3,070,794)   $(2,975,298)
                                                                                             -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                                  2,798,159      2,785,993
Minority interest in loss of subsidiaries                                                        (13,000)       (11,842)
Increase in due to general partner and affiliates                                                676,112        862,211
Increase in accounts payable                                                                     101,880        183,775
Increase in accrued interest payable                                                             887,138      1,500,505
Increase in security deposits payable                                                              9,973         12,271
Decrease (increase) in other assets                                                              448,223       (356,840)
Increase in cash held in escrow                                                                 (454,420)      (152,116)
                                                                                             -----------    -----------
Total adjustments                                                                              4,454,065      4,823,957
                                                                                             -----------    -----------

Net cash provided by operating activities                                                      1,383,271      1,848,659
                                                                                             -----------    -----------

Cash flows from investing activities:
Acquisitions of property and equipment                                                          (300,381)    (1,053,739)
Increase in due to local general partners and affiliates                                          81,514         10,641
                                                                                             -----------    -----------

Net cash used in investing activities                                                           (218,867)    (1,043,098)
                                                                                             -----------    -----------


Cash flows from financing activities:
Repayments of mortgage notes                                                                  (1,624,062)    (1,414,257)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest         (2,869)       (22,643)
                                                                                             -----------    -----------

Net cash used in financing activities                                                         (1,626,931)    (1,436,900)
                                                                                             -----------    -----------

Net decrease in cash and cash equivalents                                                       (462,527)      (631,339)

Cash and cash equivalents at beginning of period                                               1,789,691      1,650,586
                                                                                             -----------    -----------

Cash and cash equivalents at end of period                                                   $ 1,327,164    $ 1,019,247
                                                                                             ===========    ===========



          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $4,000 and $22,000 and $18,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the year.

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

As of September 30, 2005 and March 31, 2005, the Partnership owes an affiliate of the General Partner, approximately $4,656,000 and $4,377,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                         Three Months Ended         Six Months Ended
                                                            September 30,             September 30,
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
Partnership management fees (a)                        $  220,000   $  220,000   $  440,000   $  440,000
Expense reimbursement (b)                                  67,535       66,570      130,202      106,122
Property management fees incurred to affiliates
  of the General Partner (d)                               36,123       34,968       72,245       69,936
Local administrative fee (c)                               16,000       25,000       32,000       49,000
                                                       ----------   ----------   ----------   ----------
Total general and administrative-General Partner          339,658      346,538      674,447      665,058
                                                       ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)       238,591      211,147      497,966      423,812
                                                       ----------   ----------   ----------   ----------
Total general and administrative-related parties       $  578,249   $  557,685   $1,172,413   $1,088,870
                                                       ==========   ==========   ==========   ==========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,039,000 and $6,599,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005.

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

(d) Property management fees incurred by subsidiary partnerships amounted to $319,698 and $284,648 and $655,342 and $603,686 for the three and six months ended September 30, 2005 and 2004, respectively. Of these fees $238,591 and $211,146, and $497,966 and $423,812 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners"). In addition $36,123 and $34,968 and $72,245 and $69,936 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability of Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at March 31, 2005 and March 31, 2004 was approximately $2,970,000 and $3,435,000, respectively, and the minority interest balance was $0 for both years. Opa-Locka's net losses amounted to approximately $465,000, $1,550,000 and $173,000 for the 2004, 2003 and 2002 Fiscal Years, respectively. The Local General Partner has hired a new managing agent. The new managers are implementing a strategy to reduce overall operating expenses. As a result, Opa-Locka reported net income of approximately $71,000 for the quarter ended September 30, 2005.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made for surplus cash flow.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable the HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Housing Tax Credits") with respect to a Property when the period of the Partnership's entitlement to claim Tax Credits (for each property generally ten years from the date of investment or, if later, the date the property is placed in serviced) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,051,548, $7,001,508 and $11,256,724 of Housing Tax Credits during the 2004, 2003 and 2002 tax years, respectively.

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

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

Short-Term

As of September 30, 2005, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $463,000 during the six months ended September 30, 2005, due to acquisitions of property and equipment ($300,000), repayments of mortgage notes ($1,624,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($3,000) which exceeded net cash provided by operating activities ($1,383,000) and an increase in due to local general partners and affiliates in relating to investing activities ($82,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,798,000).

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,819,563 and $4,042,708 and $8,036,980 and $7,709,274, respectively.

Accounts payable as of September 30, 2005 and March 31, 2005 was $6,993,800 and $6,891,920, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2005 and March 31, 2005 was $9,174,492 and $8,287,354, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The working capital reserve at September 30, 2005 was approximately $9,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $9,000 and $15,000 were received during the six months ended September 30, 2005 and 2004, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to Beneficial Assignment Certificates ("BACs") holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $7,039,000 and $6,599,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before the expiration of the compliance period.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the six months ended September 30, 2005, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through September 30, 2005, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2005 and 2004, consisted primarily of the results of the Partnership's investment in 28 Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a (decrease) increase of less than (1%) and approximately 2% for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004. The decrease for the three months ended September 30, 2005 is primarily due to a decrease in occupancy at one Local Partnership offset by rental rate increases and the increase for the six months ended September 30, 2005 is primarily due to rental rate increases.

Other income decreased approximately $341,000 and $162,000 for the three and six months ended September 30, 2005, as compared to the corresponding periods in 2004, primarily due to the receipt of a federal grant at one Local Partnership in the second quarter of 2004.

Repairs and maintenance decreased approximately $222,000 for the three months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to the installation of a new security system and higher elevator maintenance expense at one Local Partnership in the second quarter of 2004 partially offset by small increases in 2005 at several Local Partnerships.

Insurance increased approximately $84,000 for the six months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual at two Local Partnerships in the second quarter of 2004.

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

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


Date: October 26, 2005

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Director and President
                                    (Chief Executive Officer and
                                     Chief Financial Officer)


Date: October 26, 2005
                               By:  /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

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



         Date: October 26, 2005
               ----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     October 26, 2005