Form 10-Q
period 2005-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2006-02-01
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


                                       OR


[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3589920
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (212) 517-3700


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                December 31,       March 31,
                                                                    2005             2005
                                                                -------------    -------------
                                                                 (Unaudited)       (Audited)
ASSETS

Property and equipment at cost, net of accumulated
 depreciation of $69,682,938 and $65,579,865, respectively      $ 116,339,279    $ 120,085,545
Cash and cash equivalents                                           1,555,428        1,789,691
Cash held in escrow                                                10,725,572       10,107,158
Deferred costs, net of accumulated amortization of $1,818,648
 and $1,708,533, respectively                                       1,364,662        1,474,777
Other assets                                                        1,863,007        2,066,794
                                                                -------------    -------------

Total assets                                                    $ 131,847,948    $ 135,523,965
                                                                =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                                        $  88,147,592    $  90,308,318
  Accounts payable                                                  7,170,745        6,891,920
  Accrued interest payable                                          9,480,250        8,287,354
  Security deposits payable                                           772,373          758,082
  Due to local general partners and affiliates                      6,026,225        5,934,727
  Due to general partner and affiliates                            13,396,519       12,271,828
                                                                -------------    -------------

Total liabilities                                                 124,993,704      124,452,229
                                                                -------------    -------------

Minority interest                                                   5,511,519        5,533,377
                                                                -------------    -------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (76,786 BACs issued and outstanding)             2,012,172        6,165,850
  General partner                                                    (669,447)        (627,491)
                                                                -------------    -------------

Total partners' capital (deficit)                                   1,342,725        5,538,359
                                                                -------------    -------------

Total liabilities and partners' capital (deficit)               $ 131,847,948    $ 135,523,965
                                                                =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                             2005           2004          2005           2004
                                                      ------------    ------------    ------------    ------------
Revenues

Rental income                                         $  5,688,699    $  5,335,666    $ 16,496,293    $ 15,891,569
Other income                                               158,685         170,553         566,613         740,338
                                                      ------------    ------------    ------------    ------------
                                                         5,847,384       5,506,219      17,062,906      16,631,907
                                                      ------------    ------------    ------------    ------------
Expenses
General and administrative                                 847,318         895,534       2,870,898       2,914,958
General and administrative-related parties (Note 2)        604,435         551,011       1,776,848       1,639,881
Repairs and maintenance                                  1,355,894       1,255,466       4,023,478       3,720,747
Operating                                                  782,380         703,209       2,597,688       2,502,703
Taxes                                                      387,690         365,270       1,148,739       1,104,608
Insurance                                                  414,224         389,120       1,183,683       1,074,857
Financial, principally interest                          1,171,243       1,279,381       3,463,007       3,808,072
Depreciation and amortization                            1,415,029       1,561,015       4,213,188       4,347,008
                                                      ------------    ------------    ------------    ------------
Total expenses                                           6,978,213       7,000,006      21,277,529      21,112,834
                                                      ------------    ------------    ------------    ------------

Net loss before minority interest                       (1,130,829)     (1,493,787)     (4,214,623)     (4,480,927)
Minority interest in loss of subsidiaries                    5,989           5,044          18,989          16,886
                                                      ------------    ------------    ------------    ------------

Net loss                                              $ (1,124,840)   $ (1,488,743)   $ (4,195,634)   $ (4,464,041)
                                                      ============    ============    ============    ============

Net loss - limited partners                           $ (1,113,592)   $ (1,473,856)   $ (4,153,678)   $(4,4189,401)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (14.50)   $     (19.19)   $     (54.09)   $     (57.55)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                                                                  Limited         General
                                                     Total        Partners        Partner
                                                  -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2005       $ 5,538,359    $ 6,165,850    $  (627,491)

Net loss                                           (4,195,634)    (4,153,678)       (41,956)
                                                  -----------    -----------    -----------

Partners' capital (deficit) - December 31, 2005   $ 1,342,725    $ 2,012,172    $  (669,447)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           2005           2004
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss                                                               $(4,195,634)   $(4,464,041)
                                                                       -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                            4,213,188      4,347,008
Minority interest in loss of subsidiaries                                  (18,989)       (16,886)
Increase in due to general partner and affiliates                        1,124,691      1,602,462
Increase (decrease) in accounts payable                                    278,825        (14,333)
Increase in accrued interest payable                                     1,192,896      1,872,363
Increase in security deposits payable                                       14,291         19,592
Decrease (increase) in other assets                                        203,787       (370,948)
Increase in cash held in escrow                                           (618,414)      (197,765)
                                                                       -----------    -----------
Total adjustments                                                        6,390,275      7,241,493
                                                                       -----------    -----------

Net cash provided by operating activities                                2,194,641      2,777,452
                                                                       -----------    -----------

Cash flows from investing activities:
Acquisitions of property and equipment                                    (356,807)    (1,239,882)
Increase (decrease) in due to local general partners and affiliates         91,498        (40,162)
                                                                       -----------    -----------

Net cash used in investing activities                                     (265,309)    (1,280,044)
                                                                       -----------    -----------


Cash flows from financing activities:
Repayments of mortgage notes                                            (2,160,726)    (1,927,216)
Decrease in capitalization of consolidated subsidiaries attributable
  to minority interest                                                      (2,869)       (37,464)
                                                                       -----------    -----------

Net cash used in financing activities                                   (2,163,595)    (1,964,680)
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (234,263)      (467,272)

Cash and cash equivalents at beginning of period                         1,789,691      1,650,586
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 1,555,428    $ 1,183,314
                                                                       ===========    ===========


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $7,000 and $28,000 and $25,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the year.

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

As of December 31, 2005 and March 31, 2005, the Partnership owes an affiliate of the General Partner approximately $4,945,000 and $4,377,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                            Three Months Ended        Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2005         2004         2005         2004
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  220,000   $  220,000   $  660,000   $  660,000
Expense reimbursement (b)                                    77,324       56,016      207,526      162,138
Property management fees incurred to affiliates of the
  General Partner (d)                                        36,122       34,968      108,367      104,904
Local administrative fee (c)                                 16,000       24,500       48,000       73,500
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partner            349,446      335,484    1,023,893    1,000,542
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)             254,989      215,527      752,955      639,339
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  604,435   $  551,011   $1,776,848   $1,639,881
                                                         ==========   ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,259,000 and $6,599,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,387,000 and $1,180,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $332,350 and $355,162 and $987,692 and $958,848 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees $254,989 and $215,527, and $752,955 and $639,339 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners"). In addition $36,122 and $34,968 and $108,367 and $104,904 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the Local Partnership Agreements, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")
------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability of Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at December 31, 2005 and March 31, 2005 was approximately $3,021,000 and $2,970,000, respectively, and the minority interest balance was $0 for both periods, respectively. Opa-Locka had net income amounting to approximately $52,000 for the nine months ended December 31, 2005 and a net loss of approximately $465,000 for the fiscal year ended March 31, 2005. The Local General Partner has hired a new managing agent. The new managers are implementing a strategy to reduce overall operating expenses, as reflected in Opa-Locka's reported net income for the nine months ended December 31, 2005.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made for surplus cash flow.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Tax Credits") with respect to a property when the period of the Partnership's entitlement to claim Tax Credits (for each property generally ten years from the date of investment or, if later, the date the property is placed in serviced) ("Credit Period") for such property commenced. Because of the time required for the acquisition, completion and rent-up of properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership's existence. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $1,051,548, $7,001,508 and $11,256,724 of Tax Credits during the 2004, 2003 and 2002 tax years, respectively.

Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

Short-Term
----------

As of December 31, 2005, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $234,000 during the nine months ended December 31, 2005, due to acquisitions of property and equipment ($357,000), repayments of mortgage notes ($2,161,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($3,000) which exceeded net cash provided by operating activities ($2,195,000) and an increase in due to local general partners and affiliates relating to investing activities ($91,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($4,213,000).

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,787,506 and $3,608,599 and $11,824,486 and $11,317,873, respectively.

Accounts payable as of December 31, 2005 and March 31, 2005 was $7,170,745 and $6,891,920, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2005 and March 31, 2005 was $9,480,250 and $8,287,354, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage note is collateralized by the land and building of the respective Local Partnership, and are without further recourse to the Partnership.

The working capital reserve at December 31, 2005 was approximately $9,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $9,000 and $15,000 were received during the nine months ended December 31, 2005 and 2004, respectively. However, management expects that the distributions received from the Local Partnerships will
increase,   although  not  to  a  level  sufficient  to  permit  providing  cash distributions to BACs holders. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $7,259,000 and $6,599,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 local partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years ("Credit Period"), and are transferable with the property during the remainder of the ten year period. As of December 31, 2004, 22 of 28 Local Partnerships have completed their Credit Period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the nine months ended December 31, 2005, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through December 31, 2005, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2005 and 2004, consisted primarily of the results of the Partnership's investment in 28 Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 7% and 4% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in HUD rental subsidies at two Local Partnerships and an increase in occupancy at a third Local Partnership as well as rental rate increases at the other Local Partnerships.

Other income decreased approximately $174,000 for the nine months ended December 31, 2005, as compared to the corresponding period in 2004, primarily due to the receipt of a federal grant at one Local Partnership in the second quarter of 2004 offset by insurance proceeds received to cover damages caused by a fire at a second Local Partnership in the first quarter of 2005.

Total expenses, excluding repairs and maintenance and insurance, remained fairly consistent with a (decrease) increase of approximately (1)% and less than 1% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004.

Repairs and maintenance increased approximately $139,000 and $372,000 for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in snow removal costs and masonry expense at one Local Partnership, an increase in snow removal and repair payroll costs at a second Local Partnership and the repair of fire damaged units and increased carpet replacement costs at a third Local Partnership.

Insurance increased approximately $109,000 for the nine months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual at two Local Partnerships in the second quarter of 2004.

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


Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Boesky Resignation
         ------------------
         On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Independence Associates Inc. ("RIAI"), the general partner of Related Independence Associates L.P., the General Partner. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

         Transfer Procedures
         -------------------
         The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

         In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

         A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

          o No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

          o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

          o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

          o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

          o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

         The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date: February 1, 2006
      ----------------

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


Date: February 1, 2006
      ----------------

                                               By:  /s/ Glenn F. Hopps
                                                    ------------------
                                                    Glenn F. Hopps,
                                                    Treasurer
                                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of Related Independence Associates Inc.:

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



         Date: February 1, 2006
               ----------------

                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 1, 2006