Form 10-K
period 2006-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2006-06-22
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X]   ANNUAL   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

      (Title of Class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was $3,126,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
      None.

                                     PART I


Item 1. Business.

General
-------
Independence Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from this position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

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

The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. As of March 31, 2006, the Partnership had acquired interests in twenty-eight Local Partnerships. As of March 31, 2006, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering had been invested in Local Partnerships, of which approximately $18,000 remains to be paid (all of which is held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. See Item 2, Properties, below.


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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $17,573, $1,051,548 and $7,001,508 in Tax Credits during the years ending December 31, 2005, 2004 and 2003, respectively.

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the Property during the entirety of such ten year period.

If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. As of December 31, 2005, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period. This Local Partnership will receive $17,573 in Tax Credits through December 31, 2007 and then smaller amounts through 2011.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in
Item 8 hereto.

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

Item 1A. Risk Factors

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in twenty-seven Local Partnerships and a 98% limited partnership interest in one Local Partnership as of March 31, 2006. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule
                           --------------------------
                                                           % of Units Occupied at May 1,
                                                         --------------------------------
Name and Location                        Date Acquired   2006   2005   2004   2003   2002
-------------------------------------    -------------   ----   ----   ----   ----   ----
Harbor Court Limited Partnership         December 1991   100%    98%   100%    98%   100%
Staten Island, NY (40)

Old Public Limited Partnership           December 1991    57%    67%    63%    93%    61%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership    February 1992    96%    93%    89%    86%    97%
Salem, OR (104)

655 North Street Limited Partnership        March 1992    96%    92%    94%    87%    83%
Baton Rouge, LA (195)

Landreth Venture                            March 1992    92%    96%    92%    96%    94%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.        March 1992    99%    99%    96%    93%    97%
Homestead, FL (123)

Bethel Villa Associates, L.P.               April 1992    99%   100%   100%    99%    97%
Wilmington, DE (150)

West Diamond Street Associates                May 1992   100%   100%    96%    96%   100%
Philadelphia, PA (28)

Susquehanna Partners                          May 1992    91%    87%    98%    96%    94%
Philadelphia, PA (47)

Boston Bay Limited Partnership             August 1992   100%    99%    99%    98%   100%
Boston, MA (88)

Morrant Bay Limited Partnership            August 1992    95%    92%    99%    98%    97%
Boston, MA (130)

Hope Bay Limited Partnership               August 1992   100%    98%   100%   100%    96%
Boston, MA (45)

Lares Apartments Limited Partnership       August 1992   100%   100%   100%   100%   100%
Lares, PR (102)

Lajas Apartments Limited Partnership       August 1992   100%   100%   100%   100%   100%
Lajas, PR (99)

Arlington-Rodeo Properties                 August 1992   100%   100%    97%   100%    90%
Los Angeles, CA (29)

Conifer Bateman Associates                 August 1992    83%    92%    96%    92%    88%
Lowville, NY (24)

Hampden Hall Associates, L.P.           September 1992    84%    95%    93%    99%    95%
St. Louis, MO (75)

Chester Renaissance Associates          September 1992   100%   100%   100%   100%    95%
Chester, PA (20)

Homestead Apts. II LTD                    October 1992    99%    99%    96%    96%    99%
Homestead, FL (112)

                           Local Partnership Schedule
                           --------------------------
                                   (continued)
                                                          % of Units Occupied at May 1,
                                                        --------------------------------
Name and Location                       Date Acquired   2006   2005   2004   2003   2002
-------------------------------------   -------------   ----   ----   ----   ----   ----
P.S. 157 Associates, L.P.               November 1992   100%   100%   100%   100%   100%
New York, NY (73)

Cloisters  Limited  Partnership II      November 1992    94%    98%    98%    98%    97%
Philadelphia, PA (65)

Creative Choice Homes II, LTD           December 1992    91%    95%    98%    97%    98%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.        December 1992    96%    93%    96%   100%    94%
Milford, DE (73)

BX-7F Associates, L.P.                   January 1993    98%    97%    96%   100%    98%
Bronx, NY (85)

Los Angeles Limited Partnership              May 1993   100%   100%   100%   100%   100%
Rio Piedras, PR (124)

Christine Apartments, L.P.                  June 1993   100%   100%    91%   100%    94%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.           July 1993    98%    97%    99%    98%    99%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.           October 1993    93%    97%    97%    90%    84%
Syracuse, NY (395)


All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchaser of Equity Securities

As of March 31, 2006, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 18, 2006, the Partnership has approximately 4,634 registered holders of an aggregate of 76,786 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                                 Years Ended March 31,
                                      ---------------------------------------------------------------------------
          OPERATIONS                      2006            2005            2004           2003            2002
---------------------------------     -------------   -------------   ------------   -------------   ------------
Revenues                              $  23,372,923   $  22,520,951   $ 21,664,974   $  21,055,542   $ 20,573,977

Operating expenses                      (28,472,357)    (28,519,052)   (29,240,908)    (26,413,948)   (26,069,921)
                                      -------------   -------------   ------------   -------------   ------------

Loss before minority interest            (5,099,434)     (5,998,101)    (7,575,934)     (5,358,406)    (5,495,944)

Minority interest in loss of
 subsidiaries                                28,990          33,027         19,365          14,661         13,750
                                      -------------   -------------   ------------   -------------   ------------

Net loss                              $  (5,070,444)  $  (5,965,074)  $ (7,556,569)  $  (5,343,745)  $ (5,482,194)
                                      =============   =============   ============   =============   ============

Net loss per weighted average BAC     $      (65.37)  $      (76.91)  $     (97.43)  $      (68.90)  $     (70.68)
                                      =============   =============   ============   =============   ============


                                                                       March 31,
                                      ---------------------------------------------------------------------------
       FINANCIAL POSITION                 2006            2005            2004           2003            2002
---------------------------------     -------------   -------------   ------------   -------------   ------------
Total assets                          $ 130,577,695   $ 135,523,965   $139,042,443   $ 142,581,513   $147,768,441
                                      =============   =============   ============   =============   ============

Total liabilities                     $ 124,655,274   $ 124,452,229   $122,586,996   $ 118,327,823   $117,856,272
                                      =============   =============   ============   =============   ============

Minority interest                     $   5,454,506   $   5,533,377   $  4,952,014   $   5,193,688   $  5,508,422
                                      =============   =============   ============   =============   ============

Total partners' capital               $     467,915   $   5,538,359   $ 11,503,433   $  19,060,002   $ 24,403,747
                                      =============   =============   ============   =============   ============


During the years ended March 31, 2006, 2005, 2004, 2003 and 2002, total assets decreased primarily due to depreciation. During the years ended March 31, 2006 and 2005, total liabilities increased due to increased advances from an affiliate of the General Partner at two Local Partnerships, respectively. During the year ended March 31, 2004, total liabilities increased due to increased advances from an affiliate of the General Partner to one Local Partnership and an increase in accounts payable from operations at a second Local Partnership.

Cash Distributions
------------------
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2006 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of March 31, 2006, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering had been invested in Local Partnerships, of which approximately $18,000 remains to be paid (all of which is held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds.

Short-Term
----------
During the year ended March 31, 2006, cash and cash equivalents decreased approximately $137,000. This decrease is due to the acquisition of property and equipment ($975,000), an increase in cash held in escrow relating to investing activities ($53,000), repayments of mortgage notes ($2,692,000), a net decrease in due to local general partners and affiliates relating to financing activities ($41,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($50,000) which exceeded cash provided by operating activities ($3,674,000). Included in the adjustments to reconcile the net loss to net cash provided by operations is depreciation and amortization of approximately $5,608,000.

Total expenses for the years ended March 31, 2006, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $16,179,014, $16,045,935 and $16,261,261, respectively.

Accounts payable as of March 31, 2006 and 2005 were $4,329,248 and $6,891,920, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2006 and 2005 was $9,756,588 and $8,287,354, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Cash distributions of approximately $102,000, $119,000 and $148,000 were received during the years ended March 31, 2006, 2005 and 2004, respectively. However, management expects that the distributions received from the Local
Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General Partner discussed below, will be used to meet the operating expenses of the Partnership.

The Partnership's unconsolidated working capital reserve at March 31, 2006 was approximately $89,000.

Partnership management fees owed to the General Partner amounting to approximately $7,479,000 and $6,599,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

Long-Term
---------
For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before expiration of the Credit Period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its Offering in 28 Local Partnerships, all of which have their Tax Credits fully in place. Tax Credits are attached to a Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner; thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.

                                             Less than        1-3           3-5        More than
                                 Total        1 Year         Years         Years        5 Years
                              -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)    $87,616,444   $ 3,205,484   $ 9,052,204   $14,799,020   $60,559,736
Long term notes payable (b)     1,418,781             -             -             -     1,418,781
                              -----------   -----------   -----------   -----------   -----------
                              $89,035,225   $ 3,205,484   $ 9,052,204   $14,799,020   $61,978,517
                              ===========   ===========   ===========   ===========   ===========

(a)  The  mortgage  notes are  payable  in  aggregate  monthly  installments  of approximately $601,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships' rents and leases, and is without further recourse.


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

Property and Equipment
----------------------
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis is below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2006, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

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

Other revenues include the following amounts at both the Partnership and Local Partnership Ended level:

                           2006       2005*      2004
                         --------   --------   --------
Interest                 $163,816   $ 90,727   $112,027
Other                     743,457    606,138    522,842
                         --------   --------   --------

   Total other revenue   $907,273   $696,865   $634,869
                         ========   ========   ========

* Reclassified for comparative purposes.

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

New Accounting Pronouncements
-----------------------------
In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Results of Operations
---------------------
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively.)

The Partnership's results of operations for the 2005, 2004 and 2003 Fiscal Years consisted primarily of the results of the Partnership's investment in the twenty-eight Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2005, 2004 and 2003 Fiscal Years totaled $5,070,444, $5,965,074 and $7,556,569, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $17,573, $1,051,548 and $7,001,508 of Tax Credits during the 2005, 2004 and 2003 tax years, respectively.


2005 vs. 2004
-------------

Rental income increased approximately 3% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to HUD's approval of rental increases and increases in occupancy at two Local Partnerships and rental rate increases at the other Local Partnerships.

Other income increased approximately $210,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in tenant charges and a grant received from HUD at one Local Partnership offset by a security reimbursement in the prior year at a second Local Partnership.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Operating expense increased approximately $276,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to increases in gas charges at three Local Partnerships, an increase in water charges at a fourth Local Partnership and an increase in fuel expense at a fifth Local Partnership.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Creative Choice Homes II L.P. ("Opa-Locka")
------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes and has incurred significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at March 31, 2006 and 2005 was approximately $2,972,000 and $2,969,000, respectively, and the minority interest balance was $0 for both years. Opa-Locka's net income (loss) amounted to approximately $3,000, $(465,000) and $(1,550,000) for the 2005, 2004 and 2003 Fiscal Years, respectively. The Local General Partner has hired a new managing agent. The new manager is implementing a strategy to reduce overall operating expenses, as reflected in Opa-Locka recording net income for the 2005 Fiscal Year.

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

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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


Item 8.       Financial Statements and Supplementary Data
                                                                                                            Sequential
                                                                                                              Page
                                                                                                            ----------
(a) 1.        Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm                                           13

              Consolidated Balance Sheets at March 31, 2006 and 2005                                            53

              Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004           54

              Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years Ended
              March 31, 2006, 2005 and 2004                                                                     55

              Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004           56

              Notes to Consolidated Financial Statements                                                        57


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twelve (2005 Fiscal Year), eleven (2004 Fiscal Year) and twenty-seven (2003 Fiscal Year) subsidiary partnerships whose losses aggregated $2,090,127, $2,377,869 and $5,925,149 for the 2005, 2004 and
2003 Fiscal Years, respectively, and whose assets constituted 42% of the Partnership's assets at both March 31, 2006 and 2005, respectively, presented in the accompanying consolidated financial statements. The financial statements for eleven (2005 Fiscal Year), ten (2004 Fiscal Year) and twenty-six (2003 Fiscal
Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 20, 2006

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheets of Harbor Court L.P. as of December 31, 2005 and 2004, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2005 and 2004, and the results of its income, the changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 28, 2006

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 5, 2004

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 31, 2006, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated January 31, 2006, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
January 31, 2006

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

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

I have audited the accompanying balance sheet of Lares Apartments Limited Partnership as of December 31, 2005, and the related statements of operation, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership as of December 31, 2005, and the results of its operation, changes in partners' deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Jose E. Rosario
License No. 961
Expires December 1, 2007

February 7, 2006
San Juan, Puerto Rico

Stamp No. 2114027 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

I have audited the accompanying balance sheet of Lajas Apartments Limited Partnership as of December 31, 2005, and the related statements of operation, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership as of December 31, 2005 and the results of its operation, changes in partners' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Jose E. Rosario
License No. 961
Expires December 1, 2007

February 7, 2006
San Juan, Puerto Rico

Stamp No. 2114028 of the Puerto Rico College of CPA was affixed to the original.

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

/s/ Armando A. Suarez, CPA
January 26, 2004
San Juan, Puerto Rico

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
February 28, 2006

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

/s/ Friedman, Alpren & Green L.L.P.
New York, New York
February 13, 2004

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2005 and 2004, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
February 8, 2006

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland                                Taxpayer Identification Number
April 20, 2004                                    52-1088612

Lead Auditor: Peter M. Hodgson

[Letterhead of FISHBEIN & COMPANY, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Milford Crossing Associates, L.P.
Wilmington, Delaware

We have audited the accompanying balance sheets of MILFORD CROSSING ASSOCIATES, L.P. as of December 31, 2005 and 2004, and the related statements of profit and loss, partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 13 through 15) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
February 10, 2006

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


/s/ Mayer, Hoffman, McCann P.C.
Plymouth Meeting, Pennsylvania
January 31, 2004

[Letterhead of Citrin Cooperman & Company, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
BX-7F ASSOCIATES, L.P.

We have audited the accompanying balance sheet of BX-7F Associates, L.P. (a limited partnership) as of December 31, 2005, and the related statements of operation, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
January 26, 2006

[Letterhead of Citrin Cooperman & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
BX-7F ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. (a limited partnership) as of December 31, 2004, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

To the Partners
BX-7F ASSOCIATES, L.P.

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

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 3, 2004

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of audit procedures that are appropriate in the circumstances as a basis for designing audit procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partner's equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Amilcar Torres Rivera, CPA
San Juan, Puerto Rico
February 2, 2006

Stamp #2106457 of the
Puerto Rico Society of
Certified Public Accountants
was affixed to the original.

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

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2005 and 2004 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2005 and 2004 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 1, 2006

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 8, 2005

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Koch Group & Company, LLP
New York, New York
January 31, 2006

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

/s/ Koch Group & Company, LLP
New York, New York
January 20, 2004

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                                                      March 31,
                                                                            ------------------------------
                                                                                2006             2005
                                                                            -------------    -------------
 Property and equipment - net of accumulated depreciation (Notes 2 and 4)   $ 115,592,607    $ 120,085,545
 Cash and cash equivalents (Notes 2 and 11)                                     1,652,353        1,789,691
 Cash held in escrow (Note 5)                                                  10,387,831       10,107,158
 Deferred costs, less accumulated amortization (Notes 2 and 6)                  1,334,112        1,474,777
 Other assets                                                                   1,610,792        2,066,794
                                                                            -------------    -------------

   Total assets                                                             $ 130,577,695    $ 135,523,965
                                                                            =============    =============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities
  Mortgage notes payable (Notes 3 and 7)                                    $  87,616,444    $  90,308,318
  Accounts payable                                                              4,329,248        6,891,920
  Accrued interest payable                                                      9,756,558        8,287,354
  Security deposits payable                                                       778,045          758,082
  Due to local general partners and affiliates (Note 8)                         8,028,225        5,934,727
  Due to general partner and affiliates (Note 8)                               14,146,754       12,271,828
                                                                            -------------    -------------


   Total liabilities                                                          124,655,274      124,452,229
                                                                            -------------    -------------

Minority interest (Note 2)                                                      5,454,506        5,533,377
                                                                            -------------    -------------

Commitments and contingencies (Notes 8 and 11)

Partners' capital (deficit)
  Limited partners (76,786 BACs issued and outstanding)                         1,146,110        6,165,850
  General partner                                                                (678,195)        (627,491)
                                                                            -------------    -------------

Total partners' capital (deficit)                                                 467,915        5,538,359
                                                                            -------------    -------------

Total liabilities and partners' capital (deficit)                           $ 130,577,695    $ 135,523,965
                                                                            =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years Ended March 31,
                                                      --------------------------------------------
                                                          2006            2005*           2004
                                                      ------------    ------------    ------------
Revenues
Rental income                                         $ 22,465,650    $ 21,824,086    $ 21,030,105
Other                                                      907,273         696,865         634,869
                                                      ------------    ------------    ------------
                                                        23,372,923      22,520,951      21,664,974
                                                      ------------    ------------    ------------

Expenses
General and administrative                               4,375,752       4,304,675       4,341,730
General and administrative-related parties (Note 8)      2,227,690       2,291,189       2,148,442
Repairs and maintenance                                  5,806,116       6,007,581       6,374,186
Operating                                                2,764,838       2,488,719       2,635,745
Taxes                                                    1,610,697       1,541,154       1,350,167
Insurance                                                1,621,611       1,703,806       1,559,433
Financial, primarily interest                            4,457,516       4,581,240       5,077,535
Depreciation and amortization                            5,608,137       5,600,688       5,753,670
                                                      ------------    ------------    ------------

    Total expenses                                      28,472,357      28,519,052      29,240,908
                                                      ------------    ------------    ------------

Loss before minority interest                           (5,099,434)     (5,998,101)     (7,575,934)

Minority interest in loss of subsidiaries                   28,990          33,027          19,365
                                                      ------------    ------------    ------------

Net loss                                              $ (5,070,444)   $ (5,965,074)   $ (7,556,569)
                                                      ============    ============    ============

Net loss-limited partners                               (5,019,740)     (5,905,423)     (7,481,003)
                                                      ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786
                                                      ============    ============    ============

Net loss per BAC                                      $     (65.37)   $     (76.91)   $     (97.43)
                                                      ============    ============    ============


* Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                 Limited          General
                                                   Total         Partners         Partner
                                               ------------    ------------    ------------
Partners' capital (deficit) - April 1, 2003    $ 19,060,002    $ 19,552,276    $   (492,274)

Net loss                                         (7,556,569)     (7,481,003)        (75,566)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2004     11,503,433      12,071,273        (567,840)

Net loss                                         (5,965,074)     (5,905,423)        (59,651)
                                               ------------    ------------    ------------

Partners' capital (deficit) - March 31, 2005      5,538,359       6,165,850        (627,491)

Net loss                                         (5,070,444)     (5,019,740)        (50,704)
                                               ------------    ------------    ------------

Partner's capital (deficit) - March 31, 2006   $    467,915    $  1,146,110    $   (678,195)
                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       Years Ended March 31,
                                                            --------------------------------------------
                                                                2006            2005            2004
                                                            ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                    $ (5,070,444)   $ (5,965,074)   $ (7,556,569)
                                                            ------------    ------------    ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                  5,608,137       5,600,688       5,753,670
Minority interest in loss of subsidiaries                        (28,990)        (33,027)        (19,365)
(Increase) decrease in assets:
Cash held in escrow                                             (227,205)        904,809        (527,584)
Other assets                                                     456,003        (343,289)       (183,173)
Increase (decrease) in liabilities:
Accounts payable                                              (2,562,672)      1,230,549       1,610,808
Accrued interest payable                                       1,469,204          51,257       1,061,711
Security deposit payable                                          19,963          (2,685)         11,039
Due to local general partners and affiliates                   2,134,957         902,074        (185,417)
Due to general partner and affiliates                          1,874,926       2,362,743       2,609,742
                                                            ------------    ------------    ------------
Total adjustments                                              8,744,323      10,673,119      10,131,431
                                                            ------------    ------------    ------------
Net cash provided by operating activities                      3,673,879       4,708,045       2,574,862
                                                            ------------    ------------    ------------

Cash flows from investing activities:
Acquisition of property and equipment                           (974,534)     (1,776,284)       (610,066)
Increase in cash held in escrow                                  (53,468)       (728,341)       (450,538)
Decrease in due to local general partners and affiliates               0         (80,058)       (464,824)
                                                            ------------    ------------    ------------
Net cash used in investing activities                         (1,028,002)     (2,584,683)     (1,525,428)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
Increase in deferred costs                                             0               0        (238,398)
Proceeds from mortgage notes                                           0               0       8,445,779
Repayments of mortgage notes                                  (2,691,874)     (2,530,037)     (8,807,562)
Decrease in due to local general partners and affiliates         (41,459)        (68,610)        (22,103)
(Decrease) increase in capitalization of consolidated
 subsidiaries attributable to minority interest                  (49,882)        614,390        (222,309)
                                                            ------------    ------------    ------------
Net cash used in financing activities                         (2,783,215)     (1,984,257)       (844,593)
                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents            (137,338)        139,105         204,841

Cash and cash equivalents at beginning of year                 1,789,691       1,650,586       1,445,745
                                                            ------------    ------------    ------------

Cash and cash equivalents at end of year                    $  1,652,353    $  1,789,691    $  1,650,586
                                                            ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                      $  3,711,610    $  3,331,816    $  3,489,656
                                                            ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 1 - General

Independence Tax Credit Plus L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company LLC).

On November 17, 2003, CharterMac, acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from this position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. Qualified Beneficial Assignment Certificates ("BACs") holders are entitled to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

The Partnership owns interests in twenty-eight Local Partnerships as of March 31, 2006.

The Partnership was authorized to issue a total of 200,000 BACs which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2006, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.


NOTE 2 - Summary of Significant Accounting Policies

a)   Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $32,000, $40,000 and $51,000 for the years ended March 31, 2006, 2005 and 2004, respectively (the 2005, 2004 and 2003 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



c)   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

d)   Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.

Through March 31, 2006, the Partnership has recorded approximately $500,000 as an aggregate loss on impairment of assets.

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


Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                   Years Ended March 31,
                                          --------------------------------------
                                            2006           2005*          2004
                                          --------       --------       --------
Interest                                  $163,816       $ 90,727       $112,027
Other                                      743,457        606,138        522,842
                                          --------       --------       --------

   Total other revenue                    $907,273       $696,865       $634,869
                                          ========       ========       ========


*  Reclassified for comparative purposes.


g)   Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

h)   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



i)   New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                                 March 31, 2006                March 31, 2005
                                           --------------------------    --------------------------
                                            Carrying                      Carrying
                                             Amount       Fair Value       Amount       Fair Value
                                           -----------    -----------    -----------    -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value         $39,819,378    $35,886,832    $50,807,911    $46,795,954
Not practicable                            $47,797,066              *    $39,500,407              *


*   Management  believes it is not practical to estimate the fair value of these
    mortgage   notes   payable   because   mortgage    programs   with   similar
    characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment are as follows:


                                                  March 31,                 Estimated
                                       ------------------------------     Useful Lives
                                           2006              2005            (Years)
                                       ------------      ------------     ------------
Land                                   $  5,692,516      $  5,692,516           --
Building and improvements               177,510,742       176,581,364        15-40
Furniture and fixtures                    3,433,279         3,391,530         3-10
                                       ------------      ------------
                                        186,636,537       185,665,410

Less: Accumulated depreciation          (71,043,930)      (65,579,865)
                                       ------------      ------------

                                       $115,592,607      $120,085,545
                                       ============      ============


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Included in property and equipment is approximately $4,500,000 of acquisition fees paid to the General Partner and $1,057,104 of acquisition expenses as of March 31, 2006 and 2005. In addition, as of March 31, 2006 and 2005, building and improvements include approximately $4,378,000 of capitalized interest.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to, $5,467,472, $5,454,743 and $5,550,233, respectively.

During the years ended March 31, 2006 and 2005, accumulated depreciation of $3,407 and $45,610, respectively, on dispositions was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                              March 31,
                                                    ----------------------------
                                                       2006              2005
                                                    -----------      -----------
Purchase price payments*                            $    17,941      $    17,941
Real estate taxes, insurance and other                4,844,441        4,638,715
Reserve for replacements                              4,735,866        4,682,398
Tenant security deposits                                789,583          768,104
                                                    -----------      -----------

                                                    $10,387,831      $10,107,158
                                                    ===========      ===========


* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                    March 31,
                                        -------------------------------
                                            2006               2005          Period
                                        -----------         -----------     ---------
Financing expenses                      $ 3,183,310         $ 3,183,310         *
Less: Accumulated amortization           (1,849,198)         (1,708,533)
                                        -----------         -----------

                                        $ 1,334,112         $ 1,474,777
                                        ===========         ===========


* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2006, 2005 and 2004 amounted to $140,665, $145,945 and $203,437, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $601,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $8,438,000 and $8,472,000 at December 31, 2005 and 2004, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



Annual principal payment requirements, as of March 31, 2006, for each of the next five fiscal years and thereafter, are as follows:


  Fiscal Year                              Amount
-----------------                      -------------
    2006                               $  3,205,484
    2007                                  5,624,460
    2008                                  3,427,744
    2009                                  7,551,584
    2010                                  7,247,436
    Thereafter                           60,559,736
                                       ------------

                                       $ 87,616,444
                                       ============


Accrued interest payable as of March 31, 2006 and 2005 was approximately $9,757,000 and $8,287,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $75,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of March 31, 2006 and 2005, the Partnership owes an affiliate of the General Partner approximately $5,028,000 and $4,377,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2006, 2005 and 2004 were as follows:


                                                             Years Ended March 31,
                                                     ------------------------------------
                                                        2006         2005         2004
                                                     ----------   ----------   ----------
Partnership management fees (i)                      $  880,000   $  880,000   $  880,000
Expense reimbursement (ii)                              273,640      197,664      163,819
Local administrative fee (iv)                            54,500       64,500       98,000
Property management fees incurred to affiliates of
  the General Partners                                  144,489      139,872      135,452
                                                     ----------   ----------   ----------
Total general and administrative - General Partner    1,352,629    1,282,036    1,277,271
                                                     ----------   ----------   ----------

Property management fees incurred to affiliates of
  the Local General Partners (iii)                      875,061    1,009,153      871,171
                                                     ----------   ----------   ----------
Total general and administrative - related parties   $2,227,690   $2,291,189   $2,148,442
                                                     ==========   ==========   ==========


(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,479,000 and $6,599,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $1,453,000 and $1,180,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(iii) Property management fees incurred by the subsidiary partnerships amounted to $1,317,131, $1,303,227 and $1,135,293 for the years ended March 31, 2006,
2005 and 2004,  respectively.  Of these fees, $875,061,  $1,009,153 and $871,171 were incurred to affiliates of the general partners of the Local Partnerships (the "Local General Partners") and $144,489, $139,872 and $135,452 were incurred to affiliates of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates consists of the following:


                                                                                             March 31,
                                                                                   ------------------------------
                                                                                       2006              2005*
                                                                                   ------------      ------------
Development deficit advances                                                       $     50,000      $     50,000
Operating advances (i)                                                                2,018,163         1,019,861
Development fee payable                                                               1,391,293         1,391,293
Long-term notes payable (ii)                                                          1,418,781         1,460,240
Accrued interest on long-term notes payable                                             958,882           865,298
Management and other fees                                                             2,191,106         1,148,035
                                                                                   ------------      ------------

                                                                                   $  8,028,225      $  5,934,727
                                                                                   ============      ============

* Reclassified for comparative purposes.

(i) Operating advances include the following loan:

Christine Apartments, L.P.                                                         $    116,100      $    116,100
--------------------------
This loan is non-interest bearing and has no set repayment terms.

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD.                                                     $    979,770      $    979,770
-------------------------------
The first note bears interest at 7% payable monthly.
Principal on the loan is due and payable in full on December
31, 2009.  No payments were made during the current year on
this note.  Delinquent principal payments as of December 31,
2005 amounted to $407,787, and thus, this note is technically in default.  The second note bears interest at 12% payable
monthly.  Principal on the loan is due and payable in full on
December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of
December 31, 2005 amounted to $473,622, and thus, this note is technically in default.  Accrued interest as of December 31,
2005 and 2004, totaled $958,882 and $865,298, respectively.

Plainsboro Housing Partners, L.P.                                                  $    439,011      $    480,470
----------------------------------
This loan accrues interest at a rate of 7.34% per annum on the outstanding principal balance. Repayment of the principal and interest shall be made from net cash flow to the extent
available pursuant to the promissory note. All accrued
interest and principal are due in a balloon payment in
December 2033.


Interest   expense   incurred  on  such  long-term  notes  payable  amounted  to approximately $126,000, $129,000 and $134,000 for the 2005, 2004 and 2003 Fiscal
Years, respectively.

C) Other

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 9 - Taxable Net Loss

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:


                                                              Years Ended December 31,
                                                     -----------------------------------------
                                                        2005           2004           2003
                                                     -----------    -----------    -----------
Financial statement net loss                         $(5,070,444)   $(5,965,074)   $(7,556,569)

Differences between depreciation and amortization
expense recorded for financial reporting  purposes
and the accelerated cost recovery system utilized
for income tax purposes                                 (961,689)    (1,136,800)    (1,093,667)

Differences resulting from parent company having a
different fiscal year forincome tax and financial
reporting purposes                                        32,009        (22,493)        19,709

Other                                                   (191,835)      (645,283)     1,584,004
                                                     -----------    -----------    -----------

Taxable net loss as shown on the income tax return
for the calendar year ended                          $(6,191,959)   $(7,769,650)   $(7,046,523)
                                                     ===========    ===========    ===========


NOTE 10 - Selected Quarterly Financial Date (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005.


                                                                  Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,     March 31,
              OPERATIONS                        2005          2005           2005            2006
-----------------------------------------   -----------   -------------   -----------    -----------
Revenues                                    $ 5,803,650    $ 5,411,872    $ 5,847,384    $ 6,310,017

Operating expenses                           (7,345,502)    (6,953,814)    (6,978,213)    (7,194,828)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,541,852)    (1,541,942)    (1,130,829)      (884,811)

Minority interest in loss of subsidiaries        10,294          2,706          5,989         10,001
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,531,558)   $(1,539,236)   $(1,124,840)   $  (874,810)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (19.75)   $    (19.84)   $    (14.50)   $    (11.28)
                                            ===========    ===========    ===========    ===========


                                                                  Quarter Ended
                                            --------------------------------------------------------
                                              June 30,    September 30,   December 31,     March 31,
              OPERATIONS                        2004          2004           2004            2005
-----------------------------------------   -----------   -------------   -----------    -----------

Revenues                                    $ 5,359,301    $ 5,766,387    $ 5,506,219    $ 5,889,044

Operating expenses                           (7,344,370)    (7,245,580)    (7,000,006)    (6,929,096)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,985,069)    (1,479,193)    (1,493,787)    (1,040,052)

Minority interest in loss of subsidiaries         8,621          3,221          5,044         16,140
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,976,448)   $(1,475,972)   $(1,488,743)   $(1,023,912)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (25.48)   $    (19.03)   $    (19.20)   $    (13.20)
                                            ===========    ===========    ===========    ===========


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II LTD. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes, which are included in due to local general partners and affiliates (see Note 8), and has incurred significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the Local General partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at March 31, 2006 and 2005 was approximately $2,972,000 and $2,970,000, respectively, and the minority interest balance was $0 for both years. Opa-Locka's net income (loss) amounted to approximately $3,000, $(465,000) and $(1,550,000) for the 2005, 2004 and 2003 Fiscal Years,
respectively. The Local General Partner has hired a new managing agent. The new manager is implementing a strategy to reduce overall operating expenses, as reflected in Opa-Locka recording net income for the 2005 Fiscal Year.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. As of March 31, 2006, uninsured cash and cash equivalents approximated $1,665,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective partnership agreements of the Local Partnerships and the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made for surplus cash flow.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced. Because of the time required for the acquisition, completion and rent-up of Apartment Complexes, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $17,573, $1,051,548 and $7,001,508 Tax Credits during the 2005, 2004 and 2003 tax years, respectively.

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

Item 9B.  Other Information

None

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI) and is an affiliate of CharterMac Capital (formerly known as Related Capital Company). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital, which controls the General Partner, has adopted a code of ethics (see http://www.chartermac.com).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of RIAI effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon hi stepping down, which was effective on November 15, 2005, he also resigned from this position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

Certain information concerning the directors and executive officers of RIAI is set forth below.

Name                                    Position
-------------------                     ----------------------

Alan P. Hirmes                          Director and President

Marc D. Schnitzer                       Senior Vice President

Glenn F. Hopps                          Treasurer

ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of CharterMac Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac Capital and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March of 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of CharterMac Capital. Mr. Schnitzer also serves on the Board of Trustees of CharterMac Capital.

GLENN F. HOPPS, 43, joined CharterMac Capital in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Item 11.  Executive Compensation

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the general partner of the General Partner for their services. Under the terms of the Partnership Agreement, the General Partner and its affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partner is entitled to 1% of all cash distributions and Tax Credit allocations and a subordinated 15% interest in Net Sales or Refinancings Proceeds. See Note 8 in Item 8 above for a presentation of the types and amounts of compensation paid to the General Partner and its affiliates, which is incorporated herein by reference thereto.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                               Name and Address of          Amount and Nature of
      Title of Class           Beneficial Ownership         Beneficial Ownership        Percentage of Class
---------------------------    --------------------     -----------------------------   -------------------
                               Related Independence
                               Associates L.P.
General Partnership            625 Madison Avenue       $1,000 capital contribution -
interest in the Partnership    New York, NY 10022       directly owned                         100%

Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds either a 0.1% or 1% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 18, 2006, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                          Amount and Nature of
     Name of Beneficial Owner (1)         Beneficial Ownership    Percent of Class
---------------------------------------  ----------------------   ----------------
Lehigh Tax Credit Partners, Inc.            6,846.30(2)(3)              8.9%

J. Michael Fried                            6,846.30(2)(3)(4)           8.9%

Alan P. Hirmes                              6,846.30(2)(3)(4)           8.9%

Stuart J. Boesky                            6,846.30(2)(3)(4)           8.9%

Marc D. Schnitzer                           6,846.30(2)(3)(4)           8.9%

Denise L. Kiley                             6,846.30(2)(3)(4)           8.9%

Glenn F. Hopps                                     -                      -

Teresa Wicelinski                                  -                      -

All directors and executive officers of
  the general partner of the General
  Partner as a group (eight persons)        6,846.30(2)(3)(4)           8.9%

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh I and the General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to May 28, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates, including Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement,
(v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The address of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of May 18, 2006, Lehigh I held 3,410.65 BACs and Lehigh II held 3,435.65 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Denise L. Kiley and Stuart J. Boesky who own only an economic interest.

Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in
Item 8 above, which are incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the general partner of the General Partner.

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $54,900 and $56,500, respectively.

Audit - Related Fees
--------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $11,000 for both the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.  Exhibits and Financial Statement Schedules

                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
(a)1.     Financial Statements

          Report of Independent Registered Public Accounting Firm                      13

          Consolidated Balance Sheets at March 31, 2006 and 2005                       53

          Consolidated  Statements of  Operations  for the Years Ended March 31,       54
          2006, 2005 and 2004

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for       55
          the Years Ended March 31, 2006, 2005 and 2004

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,       56
          2006, 2005 and 2004

          Notes to Consolidated Financial Statements                                   57

(a)2.     Consolidated Financial Statement Schedules

          Report of Independent Registered Public Accounting Firm                      75

          Schedule I- Condensed Financial Information of Registrant                    76

          Schedule III - Real Estate and Accumulated Depreciation                      79

(a)3.     Exhibits
          --------

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

(3B)      Amended  and   Restated   Certificate   of  Limited   Partnership   of
          Independence Tax Credit Plus L.P.*

(10A)     Form of Subscription  Agreement attached to the Prospectus as Exhibit
          B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C)     Form of Amended and  Restated  Agreement  of Limited  Partnership  of
          Local Partnerships*

(21)      Subsidiaries of the Registrant                                               70

          * Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit
               Plus L.P.  Registration  Statement on Form S-11 (Registration No.
               33-37704)

(31.1)    Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                   73

(32.1)    Certification   Pursuant  to  Rule  13a-14(b)  or Rule  15d-14(b)  and       74
          Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)


                                                             Jurisdiction
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



                                  By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                      a General Partner



Date:  June 22, 2006                  By:  /s/ Alan P. Hirmes
       -------------                       ------------------
                                           Alan P. Hirmes
                                           Director and President
                                           (Chief  Executive  Officer  and Chief
                                            Financial Officer)



Date:  June 22, 2006                  By:  /s/ Glenn F. Hopps
       -------------                       ------------------
                                           Glenn F. Hopps
                                           Treasurer
                                           (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                                       Title                                    Date
------------------------    ------------------------------------------------------------    -------------
/s/ Alan P. Hirmes          Director and President (chief executive officer and chief       June 22, 2006
------------------          financial officer) of Related Independence Associates Inc.      -------------
Alan P. Hirmes


/s/ Glenn F. Hopps          Treasurer (chief accounting officer) of Related Independence
------------------          Associates Inc.                                                 June 22, 2006
Glenn F. Hopps                                                                              -------------


                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the general partner of Independence Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2006 of the Partnership;

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



         Date: June 22, 2006                   By:  /s/ Alan P. Hirmes
               -------------                        ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-K for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 22, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 20, 2006 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004 and 2003 Fiscal Years and
Schedule III at March 31, 2006. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 20, 2006

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                          2006          2005
                                                      -----------   -----------
Cash and cash equivalents                             $    88,808   $    61,093
Advances and investment in subsidiary partnerships     21,848,931    23,354,869
Cash held in escrow                                        17,941        17,941
Other assets                                              116,299       116,299
                                                      -----------   -----------

Total assets                                          $22,071,979   $23,550,202
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                     $    14,867   $    12,892
Due to general partners and affiliates                 14,044,479    12,155,785
                                                      -----------   -----------

Total liabilities                                      14,059,346    12,168,677
                                                      -----------   -----------

Partners' capital*                                      8,012,633    11,381,525
                                                      -----------   -----------

Total liabilities and partners' capital               $22,071,979   $23,550,202
                                                      ===========   ===========


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $516,745 and $561,239 of related party income at March 31, 2006 and 2005, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Years Ended March 31,
                                                -----------------------------------------
                                                    2006           2005           2004
                                                -----------    -----------    -----------
Revenues                                        $     6,928    $     5,690    $     4,958
                                                -----------    -----------    -----------

Expenses

Administrative and management                       129,867        105,867        163,819
Administrative and management-related parties     1,153,640      1,077,664      1,021,560
                                                -----------    -----------    -----------

Total expenses                                    1,283,507      1,183,531      1,185,379
                                                -----------    -----------    -----------

Loss from operations                             (1,276,579)    (1,177,841)    (1,180,421)

Equity in loss of subsidiary partnerships        (2,092,313)    (3,295,109)    (4,948,362)
                                                -----------    -----------    -----------

Net loss                                        $(3,368,892)   $(4,472,950)   $(6,128,783)
                                                ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Years Ended March 31,
                                                            -----------------------------------------
                                                                2006           2005           2004
                                                            -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                    $(3,368,892)   $(4,472,950)   $(6,128,783)
                                                            -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Equity in loss of subsidiary partnerships                     2,092,313      3,295,109      4,948,362
Increase (decrease) in other liabilities                          1,972        (11,492)        10,324
Increase in due to general partner and affiliates             1,888,697      2,559,429      2,639,392
                                                            -----------    -----------    -----------

Total adjustments                                             3,982,982      5,843,046      7,598,078
                                                            -----------    -----------    -----------

Net cash provided by operating activities                       614,090      1,370,096      1,469,295
                                                            -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow-purchase price
 payments                                                             0         10,059              0
Investment in subsidiary partnerships                                 0        (10,059)             0
Distributions from subsidiary partnerships                      102,265        119,319        147,693
Advances to subsidiary partnerships                            (688,640)    (1,460,859)    (1,585,942)
                                                            -----------    -----------    -----------

Net cash used in investing activities                          (586,375)    (1,341,540)    (1,438,249)
                                                            -----------    -----------    -----------

Net increase in cash and cash equivalents                        27,715         28,556         31,046

Cash and cash equivalents, beginning of year                     61,093         32,537          1,491
                                                            -----------    -----------    -----------

Cash and cash equivalents, end of year                      $    88,808    $    61,093    $    32,537
                                                            ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                         Inital Cost to Partnership
                                                        ----------------------------

                                                                                       Cost Capitalized
                                                                                        Subsequent to
                                                                       Buildings and     Acquisition
            Description                  Encumbrances       Land       Improvements      Improvements
-------------------------------------   -------------   ------------   -------------   ---------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                     $           0   $    137,450   $   1,007,966     $     69,289
Old Public Limited Partnership
  Lawrenceburg, TN                            413,230         10,000       1,713,310           81,678
Lancaster Terrace Limited Partnership
  Salem, OR                                 1,426,226        161,269       3,679,601           81,327
655 North Street Limited Partnership
  Baton Rouge, LA                           5,047,493        125,500       3,040,980        6,198,376
Landreth Venture
  Philadelphia, PA                          3,230,158          1,761       5,903,337          122,465
Homestead Apartments Associates Ltd.
  Homestead, FL                             3,350,636        329,402               0        5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                            3,343,316        270,000       5,969,354        3,173,905
West Diamond Street Associates
  Philadelphia, PA                          1,576,000         30,829       3,444,649         (974,300)
Susquehanna Partners
  Philadelphia, PA                          1,712,292         16,000               0        4,004,595
Boston Bay Limited Partnership
  Boston, MA                                2,336,817        440,000       4,143,758          886,262
Morrant Bay Limited Partnership
  Boston, MA                                3,434,536        650,000       5,522,250        1,495,038
Hope Bay Limited Partnership
  Boston, MA                                1,204,310        225,000       1,435,185          692,382
Lares Apartments Limited Partnership
  Lares, PR                                 4,387,987        137,000               0        5,267,014
Lajas Apartments Limited Partnership
  Lajas, PR                                 4,050,066        110,090       4,952,929          212,887
Arlington-Rodeo Properties
  Los Angeles, CA                           3,543,123        624,052               0        5,064,598
Conifer Bateman Associates
  Lowville, NY                                938,977         15,000       2,525,729           83,324
Hampden Hall Associates, L.P.
  St.  Louis, MO                            2,089,846              0               0        7,547,993
Chester Renaissance Associates
  Chester, PA                                 863,000         33,667         168,333        1,782,784
Homestead Apartments II, LTD.
  Homestead, FL                             3,287,034        338,966               0        5,287,011
P.S.  157 Associates, L.P.
  New York, NY                              6,472,355         36,500       9,350,642          158,082



                                                      Buildings and                   Accumulated
            Description                    Land       Improvements        Total       Depreciation
-------------------------------------   -----------   -------------   ------------    ------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                     $   140,813    $  1,073,892   $  1,214,705    $    426,149
Old Public Limited Partnership
  Lawrenceburg, TN                           13,640       1,791,348      1,804,988         891,364
Lancaster Terrace Limited Partnership
  Salem, OR                                 163,105       3,759,092      3,922,197       2,070,105
655 North Street Limited Partnership
  Baton Rouge, LA                           127,751       9,237,105      9,364,856       4,225,351
Landreth Venture
  Philadelphia, PA                            3,645       6,023,918      6,027,563       2,090,908
Homestead Apartments Associates Ltd.
  Homestead, FL                             340,868       5,931,699      6,272,567       1,994,829
Bethel Villa Associates, L.P.
  Wilmington, DE                            275,099       9,138,160      9,413,259       3,596,144
West Diamond Street Associates
  Philadelphia, PA                           32,414       2,468,764      2,501,178       1,529,460
Susquehanna Partners
  Philadelphia, PA                           17,585       4,003,010      4,020,595       1,340,488
Boston Bay Limited Partnership
  Boston, MA                                441,585       5,028,435      5,470,020       2,558,266
Morrant Bay Limited Partnership
  Boston, MA                                651,585       7,015,703      7,667,288       3,447,175
Hope Bay Limited Partnership
  Boston, MA                                226,585       2,125,982      2,352,567       1,053,684
Lares Apartments Limited Partnership
  Lares, PR                                 151,585       5,252,429      5,404,014       1,682,398
Lajas Apartments Limited Partnership
  Lajas, PR                                 111,675       5,164,231      5,275,906       1,809,730
Arlington-Rodeo Properties
  Los Angeles, CA                           625,637       5,063,013      5,688,650       1,894,310
Conifer Bateman Associates
  Lowville, NY                               16,585       2,607,468      2,624,053       1,318,825
Hampden Hall Associates, L.P.
  St.  Louis, MO                              1,585       7,546,408      7,547,993       3,371,473
Chester Renaissance Associates
  Chester, PA                                42,153       1,942,631      1,984,784         640,302
Homestead Apartments II, LTD.
  Homestead, FL                             340,551       5,285,426      5,625,977       1,698,883
P.S.  157 Associates, L.P.
  New York, NY                               38,085       9,507,139      9,545,224       3,126,176



                                                                       Life on which
                                                                       Depreciation in
                                          Year of                       Latest Income
                                        Construction/      Date         Statement is
            Description                  Renovation       Acquired        Computed*
-------------------------------------   -------------    ----------    ---------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                         1991          Dec. 1991        27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                          1991          Dec. 1991        27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                 1992          Feb. 1992      15-27.5years
655 North Street Limited Partnership
  Baton Rouge, LA                           1992          Mar. 1992        27.5 years
Landreth Venture
  Philadelphia, PA                          1992          Mar. 1992          40 years
Homestead Apartments Associates Ltd.
  Homestead, FL                             1992          Mar. 1992          40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                            1992          Apr. 1992        27.5 years
West Diamond Street Associates
  Philadelphia, PA                          1992           May 1992          40 years
Susquehanna Partners
  Philadelphia, PA                          1992           May 1992       20-40 years
Boston Bay Limited Partnership
  Boston, MA                                1991          Aug. 1992        27.5 years
Morrant Bay Limited Partnership
  Boston, MA                                1991          Aug. 1992        27.5 years
Hope Bay Limited Partnership
  Boston, MA                                1991          Aug. 1992        27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                 1992          Aug. 1992          40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                 1992          Aug. 1992          40 years
Arlington-Rodeo Properties
  Los Angeles, CA                           1992          Aug. 1992        27.5 years
Conifer Bateman Associates
  Lowville, NY                              1990          Aug. 1992      15-27.5years
Hampden Hall Associates, L.P.
  St.  Louis, MO                            1992          Sep. 1992        27.5 years
Chester Renaissance Associates
  Chester, PA                               1992          Sep. 1992          40 years
Homestead Apartments II, LTD.
  Homestead, FL                             1992          Oct. 1992          40 years
P.S.  157 Associates, L.P.
  New York, NY                              1992          Nov. 1992          40 years

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)

                                                         Inital Cost to Partnership
                                                        ----------------------------

                                                                                       Cost Capitalized
                                                                                        Subsequent to
                                                                       Buildings and     Acquisition
            Description                  Encumbrances       Land       Improvements      Improvements
-------------------------------------   -------------   ------------   -------------   ---------------
Cloisters Limited Partnership II
  Philadelphia, PA                                  0         35,160               0        9,580,526
Creative Choice Homes II, LTD.
  Opa-Locka, FL                             7,930,249              0               0       21,663,231
Milford Crossing Associates L.P. (**)
  Milford, DE                               2,397,789        203,006               0        4,383,032
BX-7F Associates, L.P.
  Bronx, NY                                 2,644,564              4       5,705,064          105,901
Los Angeles Limited Partnership
  Rio Piedras, PR                           3,948,049        201,210               0        6,695,261
Christine Apartments, L.P.
  Buffalo, NY                               1,245,000         10,000       2,351,072          276,638
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                            4,266,825        800,000               0        8,851,487
Rolling Green Associates, L.P.
  Syracuse, NY                             12,476,566        180,000      19,583,101        2,283,460
                                        -------------   ------------   -------------     ------------

                                        $  87,616,444   $  5,121,866   $  80,497,260     $101,017,411
                                        =============   ============   =============     ============



                                                      Buildings and                   Accumulated
            Description                    Land       Improvements        Total       Depreciation
-------------------------------------   -----------   -------------   ------------    ------------
Cloisters Limited Partnership II
  Philadelphia, PA                           36,745       9,578,941      9,615,686       3,073,794
Creative Choice Homes II, LTD.
  Opa-Locka, FL                             574,637      21,088,594     21,663,231       6,658,397
Milford Crossing Associates L.P. (**)
  Milford, DE                               115,519       4,470,519      4,586,038       2,153,857
BX-7F Associates, L.P.
  Bronx, NY                                   2,178       5,808,791      5,810,969       1,910,134
Los Angeles Limited Partnership
  Rio Piedras, PR                           203,384       6,693,086      6,896,470       2,071,744
Christine Apartments, L.P.
  Buffalo, NY                                13,174       2,624,538      2,637,712       1,194,877
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                            802,174       8,849,313      9,651,487       3,351,521
Rolling Green Associates, L.P.
  Syracuse, NY                              182,174      21,864,386     22,046,560       9,863,586
                                        -----------    ------------   ------------    ------------

                                        $ 5,692,516    $180,944,021   $186,636,537    $ 71,043,930
                                        ===========    ============   ============    ============



                                                                       Life on which
                                                                       Depreciation in
                                          Year of                       Latest Income
                                        Construction/      Date         Statement is
            Description                  Renovation       Acquired        Computed*
-------------------------------------   -------------    ----------    ---------------
Cloisters Limited Partnership II
  Philadelphia, PA                          1992          Nov. 1992          40 years
Creative Choice Homes II, LTD.
  Opa-Locka, FL                             1988          Dec. 1992          40 years
Milford Crossing Associates L.P. (**)
  Milford, DE                               1992          Dec. 1992        27.5 years
BX-7F Associates, L.P.
  Bronx, NY                                 1993          Jan. 1993          40 years
Los Angeles Limited Partnership
  Rio Piedras, PR                           1994           Apr.1993          40 years
Christine Apartments, L.P.
  Buffalo, NY                               1993          June 1993        27.5 years
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                            1994          July 1993        27.5 years
Rolling Green Associates, L.P.
  Syracuse, NY                              1992          Oct. 1993        27.5 years


* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
** During the ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                  MARCH 31, 2006
                                   (continued)

                                          Cost of Property and Equipment                   Accumulated Depreciation
                                    -------------------------------------------   -------------------------------------------
                                                                      Years Ended March 31,
                                    -----------------------------------------------------------------------------------------
                                        2006           2005            2004           2006           2005            2004
                                    ------------   -------------   ------------   ------------   -------------   ------------
Balance at beginning of period      $185,665,410   $ 183,934,736   $183,780,220   $ 65,579,865   $  60,170,732   $ 55,076,049

Additions during period:
Improvements                             974,534       1,840,217        611,266
Depreciation expense                                                                 5,467,472       5,454,743      5,550,233
Deductions during period:

Dispositions                              (3,407)       (109,543)      (456,750)        (3,407)        (45,610)      (455,550)
                                    ------------   =------------   ------------   ------------   -------------   ------------

Balance at close of period          $186,636,537   $ 185,665,410   $183,934,736   $ 71,043,930   $  65,579,865   $ 60,170,732
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