Form 10-Q
period 2006-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2006-07-31
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-20476

                        INDEPENDENCE TAX CREDIT PLUS L.P.
            (Formerly known as Independence Tax Credit Plus Program)
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3589920
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                             10022
----------------------------------------                    --------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                       June 30,         March 31,
                                                                         2006             2006
                                                                     -------------    -------------
                                                                      (Unaudited)       (Audited)
ASSETS

Property and equipment at cost, net of accumulated depreciation of
 $72,416,619 and $71,043,930, respectively                           $ 114,312,741    $ 115,592,607
Cash and cash equivalents                                                2,005,811        1,652,353
Cash held in escrow                                                     10,315,606       10,387,831
Deferred costs, net of accumulated amortization of $1,883,137 and
 $1,849,198, respectively                                                1,300,173        1,334,112
Other assets                                                             1,705,102        1,610,792
                                                                     -------------    -------------

Total assets                                                         $ 129,639,433    $ 130,577,695
                                                                     =============    =============


LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Liabilities:
Mortgage notes payable                                               $  86,681,800    $  87,616,444
Accounts payable                                                         3,854,018        4,329,248
Accrued interest payable                                                10,997,045        9,756,558
Security deposits payable                                                  784,369          778,045
Due to local general partners and affiliates                             8,171,808        8,028,225
Due to general partner and affiliates                                   14,838,718       14,146,754
                                                                     -------------    -------------

Total liabilities                                                      125,327,758      124,655,274
                                                                     -------------    -------------

Minority interest                                                        5,303,767        5,454,506
                                                                     -------------    -------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
Limited partners (76,786 BACs issued and outstanding)                     (299,297)       1,146,110
General partner                                                           (692,795)        (678,195)
                                                                     -------------    -------------

Total partners' (deficit) capital                                         (992,092)         467,915
                                                                     -------------    -------------

Total liabilities and partners' (deficit) capital                    $ 129,639,433    $ 130,577,695
                                                                     =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                         2006           2005
                                                      -----------    -----------
Revenues
Rental income                                         $ 5,556,249    $ 5,465,337
Other income                                              391,479        338,313
                                                      -----------    -----------

Total revenues                                          5,947,728      5,803,650
                                                      -----------    -----------

Expenses
General and administrative                              1,211,237      1,177,134
General and administrative-related parties (Note 2)       542,221        594,164
Repairs and maintenance                                 1,346,392      1,443,362
Operating                                                 983,231        799,746
Taxes                                                     402,882        389,648
Insurance                                                 400,634        407,527
Financial, principally interest                         1,121,444      1,122,931
Depreciation and amortization                           1,406,628      1,410,990
                                                      -----------    -----------

Total expenses                                          7,414,669      7,345,502
                                                      -----------    -----------

Loss before minority interest                          (1,466,941)    (1,541,852)
Minority interest in loss of subsidiaries                   6,934         10,294
                                                      -----------    -----------

Net loss                                              $(1,460,007)   $(1,531,558)
                                                      ===========    ===========

Net loss - limited partners                           $(1,445,407)   $(1,516,242)
                                                      ===========    ===========

Number of BACs outstanding                                 76,786         76,786
                                                      ===========    ===========

Net loss per BAC                                      $    (18.82)   $    (19.75)
                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)


                                                              Limited         General
                                                 Total        Partners        Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006   $   467,915    $ 1,146,110    $  (678,195)

Net loss                                       (1,460,007)    (1,445,407)       (14,600)
                                              -----------    -----------    -----------

Partners' deficit - June 30, 2006             $  (992,092)   $  (299,297)   $  (692,795)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     2006           2005
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(1,460,007)   $(1,531,558)
                                                                                  -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                       1,406,628      1,410,990
Minority interest in loss of subsidiaries                                              (6,934)       (10,294)
Increase in due to general partner and affiliates                                     691,964        270,139
Decrease in accounts payable                                                         (475,230)      (379,382)
Increase in accrued interest payable                                                1,240,487      1,127,317
Increase in security deposit payable                                                    6,324            524
(Increase) decrease in other assets                                                   (94,310)       315,710
Decrease (increase) in cash held in escrow                                             72,225       (161,028)
                                                                                  -----------    -----------
Total adjustments                                                                   2,841,154      2,573,976
                                                                                  -----------    -----------

Net cash provided by operating activities                                           1,381,147      1,042,418
                                                                                  -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                                                    (92,823)      (669,496)
Increase in due to local general partners and affiliates                              143,583         97,116
                                                                                  -----------    -----------

Net cash provided by (used in) investing activities                                    50,760       (572,380)
                                                                                  -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                                          (934,644)      (793,650)
Decrease in capitalization of consolidated subsidiaries
   attributable to minority interest                                                 (143,805)        (2,870)
                                                                                  -----------    -----------

Net cash used in financing activities                                              (1,078,449)      (796,520)
                                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  353,458       (326,482)

Cash and cash equivalents at beginning of period                                    1,652,353      1,789,691
                                                                                  -----------    -----------

Cash and cash equivalents at end of period                                        $ 2,005,811    $ 1,463,209
                                                                                  ===========    ===========


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and 28 other limited partnerships
("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning leveraged apartment complexes ("Properties") that are eligible for the low-income housing tax credit ("Tax Credit"). The general partner of the
Partnership  is  Related  Independence   Associates  L.P.,  a  Delaware  limited
partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $8,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations and its cash flows for the three months ended June 30, 2006 and 2005. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.

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

As of June 30, 2006 and March 31, 2006, the Partnership owes an affiliate of the General Partner approximately $5,541,000 and $5,028,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three months ended June 30, 2006 and 2005 were as follows:


                                                                             Three Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                               2006       2005
                                                                             --------   --------
Partnership management fees (a)                                              $220,000   $220,000
Expense reimbursement (b)                                                      44,527     62,667
Property management fees incurred to affiliates of the General Partner (d)     36,289     36,122
Local administrative fee (c)                                                   14,000     16,000
                                                                             --------   --------
Total general and administrative-General Partner                              314,816    334,789
                                                                             --------   --------
Property management fees incurred to affiliates of the subsidiary
  partnerships' general partners (d)                                          227,405    259,375
                                                                             --------   --------
Total general and administrative-related parties                             $542,221   $594,164
                                                                             ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,699,000 and $7,479,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,498,000 and $1,453,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted $338,279 and $335,644 for the three months ended June 30, 2006 and 2005, respectively. Of these fees $227,405 and $259,375 were incurred to affiliates of the general partners of the Local Partnership ("Local General Partners"). In addition $36,289 and $36,122 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------
Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability of Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at June 30, 2006 and March 31, 2006 was approximately $2,980,000 and $2,972,000, respectively, and the minority interest balance was $0 for both periods, respectively. Opa-Locka had net income amounting to approximately $8,000 and $3,000 for the three months ended June 30, 2006 and fiscal year ended March 31, 2006, respectively. The Local General Partner has hired a new managing agent. The new managers are implementing a strategy to reduce overall operating expenses, as reflected in Opa-Locka's reported net income for the three months ended June 30, 2006 and fiscal year ended March 31, 2006.

b)  Uninsured Cash and Cash Equivalents

The  Partnership  maintains  its cash and cash  equivalents  in  various  banks.
Accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership Agreements and the U.S. Department of Housing and Urban Development ("HUD") based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

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

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

As of June 30, 2006, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $18,000 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately $353,000 during the three months ended June 30, 2006, due to net cash provided by operating activities ($1,381,000) and an increase in due to local general partners and affiliates in relating to investing activities ($144,000) which exceeded acquisitions of property and equipment ($93,000), repayments of mortgage notes ($935,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($144,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,407,000).

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,344,376 and $4,217,417, respectively.

Accounts payable as of June 30, 2006 and March 31, 2006 was $3,854,018 and $4,329,248, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of June 30, 2006 and March 31, 2006 was $10,997,045 and $9,756,558, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The working capital reserve at June 30, 2006 was approximately $23,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $21,000 and $0 were received during the three months ended June 30, 2006 and 2005, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders except in connection with the liquidation of the Partnership's investments. In any event, the General Partner does not expect the Partnership to make distributions sufficient to return to investors their original capital. These distributions, as well as the working capital reserves referred to in the above paragraph and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $7,699,000 and $7,479,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively (see Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years ("Credit Period"), and are transferable with the Property during the remainder of the ten year period. As of December 31, 2005, 26 of 28 Local Partnerships have completed their Credit Period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the three months ended June 30, 2006, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through June 30, 2006, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2006 and 2005, consisted primarily of the results of the Partnership's investment in 28 Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to rental rate increases.

Other income increased approximately $53,000 for the three months ended June 30, 2006, as compared to the corresponding period in 2005, primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership offset by the receipt of insurance proceeds to cover fire damages in the prior year at a second Local Partnership.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Operating expense increased approximately $183,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to increases in fuel charges at three Local Partnerships, an increase in water charges at a fourth Local Partnership and an increase in gas expense at a fifth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.


The Partnership does not have any other market risk sensitive instruments.

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

Item 1A. Risk Factors - No Changes

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


                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                                By:  RELATED INDEPENDENCE
                                     ASSOCIATES INC., General Partner


Date: July 31, 2006
      -------------
                                     By:  /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes,
                                          Director and President
                                          (Chief Executive Officer
                                           and Chief Financial Officer)


Date: July 31, 2006
      -------------
                                     By:  /s/ Glenn F. Hopps
                                          ------------------
                                          Glenn F. Hopps,
                                          Treasurer
                                          (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc., a general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the board of directors of Related Independence Associates Inc.:

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



         Date: July 31, 2006
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer
                                                     and Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     July 31, 2006