Form 10-Q
period 2006-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2006-11-02
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     September 30,      March 31,
                                                                         2006             2006
                                                                     -------------    -------------
                                                                      (Unaudited)       (Audited)
ASSETS


Property and equipment at cost, net of accumulated depreciation of
 $73,769,032 and $71,043,930, respectively                           $ 113,093,423    $ 115,592,607
Cash and cash equivalents                                                1,352,145        1,652,353
Cash held in escrow                                                     10,777,549       10,387,831
Deferred costs, net of accumulated amortization of $1,920,383 and
 $1,849,198, respectively                                                1,262,927        1,334,112
Other assets                                                             1,568,379        1,610,792
                                                                     -------------    -------------

Total assets                                                         $ 128,054,423    $ 130,577,695
                                                                     =============    =============


LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Liabilities:
Mortgage notes payable                                               $  85,807,144    $  87,616,444
Accounts payable                                                         4,135,624        4,329,248
Accrued interest payable                                                11,367,310        9,756,558
Security deposits payable                                                  779,744          778,045
Due to local general partners and affiliates                             8,144,438        8,028,225
Due to general partner and affiliates                                   15,042,850       14,146,754
                                                                     -------------    -------------

Total liabilities                                                      125,277,110      124,655,274
                                                                     -------------    -------------

Minority interest                                                        5,296,199        5,454,506
                                                                     -------------    -------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
Limited partners (76,786 BACs issued and outstanding)                   (1,810,823)       1,146,110
General partner                                                           (708,063)        (678,195)
                                                                     -------------    -------------

Total partners' (deficit) capital                                       (2,518,886)         467,915
                                                                     -------------    -------------

Total liabilities and partners' (deficit) capital                    $ 128,054,423    $ 130,577,695
                                                                     =============    =============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2006           2005*            2006           2005*
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  5,456,700    $  5,342,257    $ 11,012,949    $ 10,807,594
Other income                                               128,236          69,615         519,715         407,928
                                                      ------------    ------------    ------------    ------------
                                                         5,584,936       5,411,872      11,532,664      11,215,522
                                                      ------------    ------------    ------------    ------------
Expenses
General and administrative                               1,271,017       1,166,921       2,482,254       2,344,055
General and administrative-related parties (Note 2)        550,607         508,886       1,092,828       1,103,050
Repairs and maintenance                                  1,288,929       1,289,720       2,635,321       2,733,082
Operating                                                  740,890         698,952       1,724,121       1,498,698
Taxes                                                      385,189         371,401         788,071         761,049
Insurance                                                  381,645         361,932         782,279         769,459
Financial, principally interest                          1,110,724       1,168,833       2,232,168       2,291,764
Depreciation and amortization                            1,389,659       1,387,169       2,796,287       2,798,159
                                                      ------------    ------------    ------------    ------------
Total expenses                                           7,118,660       6,953,814      14,533,329      14,299,316
                                                      ------------    ------------    ------------    ------------

Net loss before minority interest                       (1,533,724)     (1,541,942)     (3,000,665)     (3,083,794)
Minority interest in loss of subsidiaries                    6,930           2,706          13,864          13,000
                                                      ------------    ------------    ------------    ------------

Net loss                                              $ (1,526,794)   $ (1,539,236)   $ (2,986,801)   $ (3,070,794)
                                                      ============    ============    ============    ============

Net loss - limited partners                           $ (1,511,526)   $ (1,523,844)   $ (2,956,933)   $ (3,040,086)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (19.69)   $     (19.84)   $     (38.51)   $     (39.59)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                              Limited         General
                                                 Total        Partners        Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006   $   467,915    $ 1,146,110    $  (678,195)

Net loss                                       (2,986,801)    (2,956,933)       (29,868)
                                              -----------    -----------    -----------

Partners' deficit - September 30, 2006        $(2,518,886)   $(1,810,823)   $  (708,063)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                 Six Months Ended
                                                                   September 30,
                                                            --------------------------
                                                               2006            2005
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(2,986,801)   $(3,070,794)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                 2,796,287      2,798,159
Minority interest in loss of subsidiaries                       (13,864)       (13,000)
Increase in due to general partner and affiliates               896,096        676,112
(Decrease) increase in accounts payable                        (193,624)       101,880
Increase in accrued interest payable                          1,610,752        887,138
Increase in security deposit payable                              1,699          9,973
Decrease in other assets                                         42,413        448,223
Increase in cash held in escrow                                (389,718)      (454,420)
                                                            -----------    -----------
Total adjustments                                             4,750,041      4,454,065
                                                            -----------    -----------

Net cash provided by operating activities                     1,763,240      1,383,271
                                                            -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                             (225,918)      (300,381)
Increase in due to local general partners and affiliates        116,213         81,514
                                                            -----------    -----------

Net cash used in investing activities                          (109,705)      (218,867)
                                                            -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                  (1,809,300)    (1,624,062)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                            (144,443)        (2,869)
                                                            -----------    -----------

Net cash used in financing activities                        (1,953,743)    (1,626,931)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                      (300,208)      (462,527)

Cash and cash equivalents at beginning of period              1,652,353      1,789,691
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,352,145    $ 1,327,164
                                                            ===========    ===========


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the "Partnership") and twenty-eight other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning leveraged apartment complexes ("Properties") that are eligible for the low-income housing tax credit ("Tax Credit"). The general partner of the
Partnership  is  Related  Independence   Associates  L.P.,  a  Delaware  limited
partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $14,000 and $20,000 and $22,000 for the three and six months ended September 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005 and cash flows for the six months ended September 30, 2006 and 2005. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the year.

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

As of September 30, 2006 and March 31, 2006, the Partnership owes an affiliate of the General Partner approximately $5,576,000 and $5,028,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                      Three Months Ended         Six Months Ended
                                                         September 30,             September 30,
                                                   -----------------------   -----------------------
                                                      2006         2005*        2006         2005*
                                                   ----------   ----------   ----------   ----------
Partnership management fees (a)                    $  220,000   $  220,000   $  440,000   $  440,000
Expense reimbursement (b)                              51,277       67,535       95,804      130,202
Property management fees incurred to
  affiliates of the General Partner (d)                36,289       36,123       72,578       72,245
Local administrative fee (c)                           13,000       16,000       27,000       32,000
                                                   ----------   ----------   ----------   ----------
Total general and administrative-General Partner      320,566      339,658      635,382      674,447
                                                   ----------   ----------   ----------   ----------
Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (d)                                230,041      169,228      457,446      428,603
                                                   ----------   ----------   ----------   ----------
Total general and administrative-related parties   $  550,607   $  508,886   $1,092,828   $1,103,050
                                                   ==========   ==========   ==========   ==========

* Reclassified for comparative purpose.


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,919,000 and $7,479,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,549,000 and $1,453,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $341,943 and $319,698 and $680,222 and $655,342 for the three and six months ended September 30, 2006 and 2005, respectively. Of these fees $230,041 and $169,228, and $457,446 and $428,603 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners"). In addition $36,289 and $36,123 and $72,578 and $72,245 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------
Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability of Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at September 30, 2006 and March 31, 2006 was approximately $2,902,000 and $2,972,000, respectively, and the minority interest balance was $0 for both periods. Opa-Locka had a net loss of approximately $70,000 and net income amounting to approximately $3,000 for their six months ended June 30, 2006 and year ended December 31, 2005, respectively. In February 2005, the Local General Partner hired a new manager. The new manager is implementing a strategy to reduce overall operating expenses, as reflected in Opa-Locka's large reduction in net losses as compared to prior years and reporting net income on their December 31, 2005 audited financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

As of September 30, 2006, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $8,600 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships decreased approximately $300,000 during the six months ended September 30, 2006, due to acquisitions of property and equipment ($226,000), repayments of mortgage notes ($1,809,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($144,000) which exceeded net cash provided by operating activities ($1,763,000) and an increase in due to local general partners and affiliates in relating to investing activities ($116,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,796,000).

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,067,670 and $3,888,926 and $8,412,046 and $8,106,343, respectively.

Accounts payable as of September 30, 2006 and March 31, 2006 was $4,135,624 and $4,329,248, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of September 30, 2006 and March 31, 2006 was $11,367,310 and $9,756,558, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership had no working capital at September 30, 2006.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $22,000 and $9,000 were received during the six months ended September 30, 2006 and 2005, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders except in connection with the liquidation of the Partnership's investments. In any event, the General Partner does not expect the Partnership to make distributions sufficient to return to investors their original capital. These distributions and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $7,919,000 and $7,479,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively (see Item 1, Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 3. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the six months ended September 30, 2006, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through September 30, 2006, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2006 and 2005, consisted primarily of the results of the Partnership's investment in 28 Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with an increase of approximately 2% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to rental rate increases offset by a decrease in occupancy at one Local Partnership.

Other income increased approximately $59,000 and $112,000 for the three and six months ended September 30, 2006, as compared to the corresponding periods in 2005, primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership, an increase in tenant charges and laundry income at a second Local Partnership and an increase in cable service fees at a third Local Partnership offset by the receipt of insurance proceeds to cover fire damages in the prior year at a fourth Local Partnership.

Total expenses, excluding operating, remained fairly consistent with an increase of less than 1% and approximately 2% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

Operating expense increased approximately $225,000 for the six months ended September 30, 2006 as compared to the corresponding period in 2005, primarily due to increases in gas charges at three Local Partnerships, an increase in heating costs at a fourth Local Partnership and an increase in water and sewer charges at a fifth Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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


Date: November 2, 2006
      ----------------

                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes,
                                                    Director and President
                                                    (Chief Executive Officer and
                                                     Chief Financial Officer)


Date: November 2, 2006
      ----------------
                                               By:  /s/ Glenn F. Hopps
                                                    ------------------
                                                    Glenn F. Hopps,
                                                    Treasurer
                                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc., a general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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



         Date: November 2, 2006
               ----------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. a general partner of Related Independence Associates L.P. the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 2, 2006