Form 10-Q
period 2006-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2007-01-22
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     December 31,       March 31,
                                                                         2006             2006
                                                                     -------------    -------------
                                                                      (Unaudited)       (Audited)

ASSETS


Property and equipment at cost, net of accumulated depreciation of
 $75,157,709 and $71,043,930, respectively                           $ 111,743,660    $ 115,592,607
Cash and cash equivalents                                                1,816,703        1,652,353
Cash held in escrow                                                     10,793,277       10,387,831
Deferred costs, net of accumulated amortization of $1,956,729 and
 $1,849,198, respectively                                                1,226,581        1,334,112
Other assets                                                             2,055,644        1,610,792
                                                                     -------------    -------------

Total assets                                                         $ 127,635,865    $ 130,577,695
                                                                     =============    =============


LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Liabilities:
 Mortgage notes payable                                              $  85,263,257    $  87,616,444
 Accounts payable                                                        4,446,135        4,329,248
 Accrued interest payable                                               11,763,468        9,756,558
 Security deposits payable                                                 779,820          778,045
 Due to local general partners and affiliates                            8,144,031        8,028,225
 Due to general partner and affiliates                                  15,143,004       14,146,754
                                                                     -------------    -------------

Total liabilities                                                      125,539,715      124,655,274
                                                                     -------------    -------------

Minority interest                                                        5,291,175        5,454,506
                                                                     -------------    -------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
 Limited partners (76,786 BACs issued and outstanding)                  (2,698,001)       1,146,110
 General partner                                                          (497,024)        (678,195)
                                                                     -------------    -------------

Total partners' (deficit) capital                                       (3,195,025)         467,915
                                                                     -------------    -------------

Total liabilities and partners' (deficit) capital                    $ 127,635,865    $ 130,577,695
                                                                     =============    =============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                          2006            2005*           2006            2005*
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  5,544,283    $  5,688,699    $ 16,557,232    $ 16,496,293
Other income                                               177,756         158,685         697,471         566,613
                                                      ------------    ------------    ------------    ------------
                                                         5,722,039       5,847,384      17,254,703      17,062,906
                                                      ------------    ------------    ------------    ------------
Expenses
General and administrative                               1,278,571       1,113,074       3,760,825       3,457,129
General and administrative-related parties (Note 2)        539,649         571,158       1,632,477       1,674,208
Repairs and maintenance                                    781,710       1,273,503       3,417,031       4,006,585
Operating                                                  648,978         632,292       2,373,099       2,130,990
Taxes                                                      407,894         387,690       1,195,965       1,148,739
Insurance                                                  397,891         414,224       1,180,170       1,183,683
Financial, principally interest                          1,143,486       1,171,243       3,375,654       3,463,007
Depreciation and amortization                            1,425,023       1,415,029       4,221,310       4,213,188
                                                      ------------    ------------    ------------    ------------
Total expenses                                           6,623,202       6,978,213      21,156,531      21,277,529
                                                      ------------    ------------    ------------    ------------

Net loss before minority interest                         (901,163)     (1,130,829)     (3,901,828)     (4,214,623)
Minority interest in loss of subsidiaries                    5,024           5,989          18,888          18,989
                                                      ------------    ------------    ------------    ------------

Net loss                                              $   (896,139)   $ (1,124,840)   $ (3,882,940)   $ (4,195,634)
                                                      ============    ============    ============    ============

Net loss - limited partners                           $   (887,178)   $ (1,113,592)   $ (3,844,111)   $ (4,153,678)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (11.55)   $     (14.50)   $     (50.06)   $     (54.09)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        Consolidated Statement of Changes in Partners' (Deficit) Capital
                                   (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006   $   467,915    $ 1,146,110    $  (678,195)

Net loss                                       (3,882,940)    (3,844,111)       (38,829)

Contribution (Note 2)                             220,000              0        220,000
                                              -----------    -----------    -----------

Partners' deficit - December 31, 2006         $(3,195,025)   $(2,698,001)   $  (497,024)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   December 31,
                                                            --------------------------
                                                                2006           2005
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(3,882,940)   $(4,195,634)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation and amortization                                 4,221,310      4,213,188
Minority interest in loss of subsidiaries                       (18,888)       (18,989)
Capital contribution - General Partner                          220,000              0
Increase in due to general partner and affiliates               996,250      1,124,691
Increase in accounts payable                                    116,887        278,825
Increase in accrued interest payable                          2,006,910      1,192,896
Increase in security deposit payable                              1,775         14,291
(Increase) decrease in other assets                            (444,852)       203,787
Increase in cash held in escrow                                (405,446)      (618,414)
                                                            -----------    -----------
Total adjustments                                             6,693,946      6,390,275
                                                            -----------    -----------

Net cash provided by operating activities                     2,811,006      2,194,641
                                                            -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                             (264,832)      (356,807)
Increase in due to local general partners and affiliates        115,806         91,498
                                                            -----------    -----------

Net cash used in investing activities                          (149,026)      (265,309)
                                                            -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                  (2,353,187)    (2,160,726)
Decrease in capitalization of consolidated subsidiaries
 attributable to minority interest                             (144,443)        (2,869)
                                                            -----------    -----------

Net cash used in financing activities                        (2,497,630)    (2,163,595)
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents            164,350       (234,263)

Cash and cash equivalents at beginning of period              1,652,353      1,789,691
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 1,816,703    $ 1,555,428
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $6,000 and $6,000 and $26,000 and $28,000 for the three and nine months ended December 31, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005 and cash flows for the nine months ended December 31, 2006 and 2005. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the year.

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

As of December 31, 2006 and March 31, 2006, the Partnership owes an affiliate of the General Partner approximately $5,984,000 and $5,028,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                           Three Months Ended        Nine Months Ended
                                                              December 31,              December 31,
                                                        -----------------------   -----------------------
                                                           2006         2005*        2006         2005*
                                                        ----------   ----------   ----------   ----------
Partnership management fees (a)                         $  220,000   $  220,000   $  660,000   $  660,000
Expense reimbursement (b)                                   43,301       77,324      139,105      207,526
Property management fees incurred to affiliates
 of the General Partner (d)                                 36,288       36,122      108,866      108,367
Local administrative fee (c)                                14,000       16,000       41,000       48,000
                                                        ----------   ----------   ----------   ----------
Total general and administrative-General Partner           313,589      349,446      948,971    1,023,893
                                                        ----------   ----------   ----------   ----------
Property management fees incurred to affiliates
 of the subsidiary partnerships' general partners (d)      226,060      221,712      683,506      650,315
                                                        ----------   ----------   ----------   ----------
Total general and administrative-related parties        $  539,649   $  571,158   $1,632,447   $1,674,208
                                                        ==========   ==========   ==========   ==========


* Reclassified for comparative purpose.


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of
Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year, and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of the services provided for the quarter ended December 31, 2006. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $7,919,000 and $7,479,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,593,000 and $1,453,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $335,807 and $332,350 and $1,016,029 and $987,692 for the three and nine months ended December 31, 2006 and 2005, respectively. Of these fees $226,060 and $221,712, and $683,506 and $650,315 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners"). In addition $36,288 and $36,122 and $108,866 and $108,367 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------
Opa-Locka is in default on its third and fourth mortgage notes and continues to incur significant operating losses. Opa-Locka was hit with hurricane damage in 2004 and 2005 and fire damage to one unit in 2006. Of the 48 units affected by hurricane damage, repairs to 43 units have been completed. The one unit damaged by fire has not been repaired yet, and as such, is not being currently rented. Management is working towards completing all repair work to the damaged units. The Local General Partner has been managing the property. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability of Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. The Partnership's investment in Opa-Locka at December 31, 2006 and March 31, 2006 was approximately $2,827,000 and $2,972,000, respectively, and the minority interest balance was $0 for both periods. Opa-Locka had a net loss of approximately $145,000 and net income amounting to approximately $3,000 for their nine months ended September 30, 2006 and year ended December 31, 2005, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


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

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

As of December 31, 2006, the Partnership has invested all of its net proceeds in twenty-eight Local Partnerships. Approximately $8,600 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow).

Cash and cash equivalents of the Partnership and its twenty-eight consolidated subsidiary partnerships increased approximately ($164,000) during the nine months ended December 31, 2006, due to net cash provided by operating activities ($2,811,000) and an increase in due to local general partners and affiliates relating to investing activities ($116,000) which exceeded acquisitions of property and equipment ($265,000), repayments of mortgage notes ($2,353,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($144,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($4,221,000).

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,515,044 and $3,820,783 and $11,927,090 and $11,927,126, respectively.

Accounts payable as of December 31, 2006 and March 31, 2006 was $4,446,135 and $4,329,248, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 3) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of December 31, 2006 and March 31, 2006 was $11,763,468 and $9,756,558, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The working capital reserve at December 31, 2006 was approximately $8,000.

Cash distributions received from the Local Partnerships remain immaterial. Distributions of approximately $40,000 and $9,000 were received during the nine months ended December 31, 2006 and 2005, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders except in connection with the liquidation of the Partnership's investments. In any event, the General Partner does not expect the Partnership to make distributions sufficient to return to investors their original capital. These distributions and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $7,919,000 and $7,479,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year, and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of the services provided for the quarter ended December 31, 2006 (see Item 1, Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years ("Credit Period"), and are transferable with the Property during the remainder of the ten year period. As of December 31, 2006, 26 of 28 Local Partnerships have completed their Credit Period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). During the nine months ended December 31, 2006, the Partnership has not recorded a loss on impairment of assets or reduction to estimated fair value. Through December 31, 2006, the Partnership has recorded $500,000 as a loss on impairment of assets or reduction to estimated fair value.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2006 and 2005, consisted primarily of the results of the Partnership's investment in 28 Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income remained fairly consistent with a (decrease) increase of approximately (3%) and less than 1% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005. The decrease for the three months ended December 31, 2006 is primarily due to a decrease in occupancy at one Local Partnership offset by rental rate increases. The increase for the nine months ended December 31, 2006 is primarily due to rental rate increases offset by a decrease in occupancy at one Local Partnership.

Other income increased approximately $19,000 and $131,000 for the three and nine months ended December 31, 2006, as compared to the corresponding periods in 2005, primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership, an increase in tenant charges and interest income at a second Local Partnership and an increase in cable service fees at a third Local Partnership, offset by the receipt of insurance proceeds to cover fire damages in the prior year at a fourth Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005.

General and administrative increased approximately $165,000 for the three months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to an increase in maintenance payroll and auditing expense at one Local Partnership, an increase in employee benefits at a second Local Partnership and an increase in auditing expense and employee benefits at a third Local Partnership.

Repairs and maintenance decreased approximately $492,000 and $590,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to the repair of fire damaged units at two Local Partnerships in 2005 and higher security expenses, the installation of a fire extinguishing system and carpet replacement costs at a third Local Partnership in 2005.

Operating expense increased approximately $242,000 for the nine months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to increases in gas charges and water and sewer charges at three Local Partnerships, an increase in electricity at a fourth Local Partnership and an increase in heating costs at a fifth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2006.

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


Date: January 22, 2007
      ----------------

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


Date: January 22, 2007
      ----------------

                                              By:  /s/ Glenn F. Hopps
                                                   ------------------
                                                   Glenn F. Hopps,
                                                   Treasurer
                                                   (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



         Date: January 22, 2007
               ----------------

                                              By:  /s/ Alan P. Hirmes
                                                   ------------------
                                                   Alan P. Hirmes
                                                   Chief Executive Officer and
                                                   Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     January 22, 2007