Form 10-K
period 2007-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2007-06-28
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was $(1,811,000), based on Limited Partner equity (deficit) as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                     PART I


Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April
2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of RIAI. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership was formed to invest as a limited partner in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") that own apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents from 98% to 98.99% of the Partnership's interests in the Local Partnership. The Partnership originally held ownership interests in twenty-eight Local Partnerships. As of March 31, 2007, the Partnership has disposed of one of the twenty-eight original Properties and held ownership interests in twenty-seven Local Partnerships. As of March 31, 2007, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $9,000 remains to be paid (all of which is held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. In addition, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities. See Item 2, Properties, below. The Partnership does not intend to acquire additional properties.

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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the "Compliance Period") in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $17,573, $17,573 and $1,051,548 in Tax Credits during the years ending December 31, 2006, 2005 and 2004, respectively.

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the Property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period. This Local Partnership will receive $11,579 in Tax Credits through December 31, 2007 and then smaller amounts through 2011.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Partnership has recorded approximately $1,165,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Sales of Underlying Local Partnership Interest
----------------------------------------------

The Partnership is currently in the process of disposing of its investments. As of March 31, 2007, the Partnership sold the limited partnership interest in one Local Partnership. In addition, one Local Partnership entered into a purchase and sales agreement to sell its property and related assets and liabilities.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. ("P.S. 157") to the Local General Partner for a sales price of $1,996,490. The sale resulted in a gain of approximately $1,940,000 which will be recognized on Form 10-Q for the quarter ended June 30, 2007 and resulted from the write-off of the basis in the property of approximately $56,000 at the date of the sale and the $1,996,490 cash received from the sale.

Asset Held for Sale
-------------------

On March 6, 2007, Homestead Apartments Associates Ltd. ("Homestead") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the quarter ending June 30, 2008. Homestead is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Homestead had property and equipment, at cost, of approximately $6,231,000, accumulated depreciation of approximately $2,122,000 and mortgage debt of approximately $3,311,000

Competition
-----------
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are subject to active competition from similar properties in their respective vicinities. In addition, various other limited partnerships have, in the past, and may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership. The General Partner is also the general partner of Independence Tax Credit Plus L.P. II.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

As of March 30, 2007, the Partnership held a 98.99% limited partnership interest in twenty-six Local Partnerships and a 98% limited partnership interest in one Local Partnership. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local
Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

                           Local Partnership Schedule

                                                                       % of Units Occupied at May 1,
          Name and Location                                 ---------------------------------------------------
          (Number of Units)               Date Acquired     2007        2006        2005       2004        2003
-------------------------------------     -------------     ----        ----        ----       ----        ----
Harbor Court Limited Partnership          December 1991     100%        100%         98%       100%         98%
Staten Island, NY (40)

Old Public Limited Partnership            December 1991      77%         57%         67%        63%         93%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership     February 1992      89%         96%         93%        89%         86%
Salem, OR (104)

655 North Street Limited Partnership         March 1992      96%         96%         92%        94%         87%
Baton Rouge, LA (195)

Landreth Venture                             March 1992      96%         92%         96%        92%         96%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.         March 1992      95%         99%         99%        96%         93%
Homestead, FL (123)

Bethel Villa Associates, L.P.                April 1992      99%         99%        100%       100%         99%
Wilmington, DE (150)

West Diamond Street Associates                 May 1992      93%        100%        100%        96%         96%
Philadelphia, PA (28)

Susquehanna Partners                           May 1992      96%         91%         87%        98%         96%
Philadelphia, PA (47)

Boston Bay Limited Partnership              August 1992      95%        100%         99%        99%         98%
Boston, MA (88)

Morrant Bay Limited Partnership             August 1992      92%         95%         92%        99%         98%
Boston, MA (130)

Hope Bay Limited Partnership                August 1992      98%        100%         98%       100%        100%
Boston, MA (45)

Lares Apartments Limited Partnership        August 1992     100%        100%        100%       100%        100%
Lares, PR (102)

Lajas Apartments Limited Partnership        August 1992     100%        100%        100%       100%        100%
Lajas, PR (99)

Arlington-Rodeo Properties                  August 1992     100%        100%        100%        97%        100%
Los Angeles, CA (29)

Conifer Bateman Associates                  August 1992      83%         83%         92%        96%         92%
Lowville, NY (24)

Hampden Hall Associates, L.P.            September 1992      96%         84%         95%        93%         99%
St. Louis, MO (75)

                           Local Partnership Schedule
                                   (continued)

                                                                       % of Units Occupied at May 1,
          Name and Location                                 ---------------------------------------------------
          (Number of Units)               Date Acquired     2007        2006        2005       2004        2003
-------------------------------------     -------------     ----        ----        ----       ----        ----
Chester Renaissance Associates           September 1992     100%        100%        100%       100%        100%
Chester, PA (20)

Homestead Apts. II LTD.                    October 1992      95%         99%         99%        96%         96%
Homestead, FL (112)

P.S. 157 Associates, L.P.                 November 1992     (a)         100%        100%       100%        100%
New York, NY (73) (a)

Cloisters Limited Partnership II          November 1992      88%         94%         98%        98%         98%
Philadelphia, PA (65)

Creative Choice Homes II, LTD.            December 1992     100%         91%         95%        98%         97%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.          December 1992     100%         96%         93%        96%        100%
Milford, DE (73)

BX-7F Associates, L.P.                     January 1993      98%         98%         97%        96%        100%
Bronx, NY (85)

Los Angeles Limited Partnership                May 1993      99%        100%        100%       100%        100%
Rio Piedras, PR (124)

Christine Apartments, L.P.                    June 1993      88%        100%        100%        91%        100%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.             July 1993      98%         98%         97%        99%         98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.             October 1993      95%         93%         97%        97%         90%
Syracuse, NY (395)

(a) The Partnership's limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

As of March 31, 2007, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2007, the Partnership had approximately 4,598 registered holders of an aggregate of 76,786 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2007. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                                  Year Ended March 31,
                                    ---------------------------------------------------------------------------------
            OPERATIONS                   2007            2006*            2005*            2004*            2003*
---------------------------------   -------------    -------------    -------------    -------------    -------------
Revenues                            $  22,271,513    $  21,709,270    $  20,920,145    $  20,145,075    $  19,503,012

Operating expenses                    (28,364,008)     (26,461,555)     (26,732,019)     (27,457,247)     (24,693,550)
                                    -------------    -------------    -------------    -------------    -------------

Loss from operations before
 minority interest                     (6,092,495)      (4,752,285)      (5,811,874)      (7,312,172)      (5,190,538)

Minority interest in loss of
 subsidiaries
 from operations                           23,807           28,990           33,026           19,365           14,661
                                    -------------    -------------    -------------    -------------    -------------

Loss from operations                   (6,068,688)      (4,723,295)      (5,778,848)      (7,292,807)      (5,175,877)

Loss from discontinued operations
 (Note 13)                               (201,062)        (347,149)        (186,226)        (263,762)        (167,868)
                                    -------------    -------------    -------------    -------------    -------------

Net loss                            $  (6,269,750)   $  (5,070,444)   $  (5,965,074)   $  (7,556,569)   $  (5,343,745)
                                    =============    =============    =============    =============    =============

Loss from operations per BAC        $      (78.24)   $      (60.90)   $      (74.51)   $      (94.03)   $      (66.74)

Loss from discontinued operations
 per BAC                                    (2.59)           (4.47)           (2.40)           (3.40)           (2.16)
                                    -------------    -------------    -------------    -------------    -------------

Net loss per BAC                    $      (80.83)   $      (65.37)   $      (76.91)   $      (97.43)   $      (68.90)
                                    =============    =============    =============    =============    =============
                                                                        March 31,
                                    ---------------------------------------------------------------------------------
       FINANCIAL POSITION                2007             2006             2005             2004             2003
---------------------------------   -------------    -------------    -------------    -------------    -------------
Total assets                        $ 130,944,933    $ 130,577,695    $ 135,523,965    $ 139,042,443    $ 142,581,513
                                    =============    =============    =============    =============    =============

Total liabilities                   $ 131,056,452    $ 124,655,274    $ 124,452,229    $ 122,586,996    $ 118,327,823
                                    =============    =============    =============    =============    =============

Minority interest                   $   5,690,316    $   5,454,506    $   5,533,377    $   4,952,014    $   5,193,688
                                    =============    =============    =============    =============    =============

Total partners' capital (deficit)   $  (5,801,835)   $     467,915    $   5,538,359    $  11,503,433    $  19,060,002
                                    =============    =============    =============    =============    =============

* Reclassified for comparative purposes.


During the year ended March 31, 2007, total assets decreased due to depreciation and loss on impairment of property but were offset by increases in cash held in escrow resulting from funds being deposited from insurance proceeds at one Local Partnership and an increase in other receivables at the Partnership level resulting from the accrual of sales proceeds (which were received subsequent to March 31, 2007). During the years ended March 31, 2006, 2005, 2004 and 2003, total assets decreased primarily due to depreciation. During March 31, 2007, total liabilities increased due to increased construction costs payable to affiliates of the Local General Partner affected by hurricane damage at one Local Partnership, increased advances from an affiliate of the General Partner at two other Local Partnerships and deferred sales proceeds resulting from the sale of another Local Partnership. During the years ended March 31, 2006 and 2005, total liabilities increased due to increased advances from an affiliate of the General Partner at two Local Partnerships, respectively. During the year ended March 31, 2004, total liabilities increased due to increased advances from an affiliate of the General Partner to one Local Partnership and an increase in accounts payable from operations at a second Local Partnership.

Cash Distributions
------------------
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2007 and does not expect to be able to make distributions except out of net sale proceeds when the Partnership begins to dispose of its investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of March 31, 2007, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which approximately $9,000 remains to be paid (all of which is held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of the funds. As of March 31, 2007, the limited partnership interest in one Local Partnership was sold (see Note 10 in Item 8 for a discussion of Sale of Property). In addition, as of March 31, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 11 in Item 8 for a discussion of Asset Held for Sale).

Short-Term
----------
During the year ended March 31, 2007, cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($720,000). This increase is due to net cash provided by operating activities ($402,000), an increase in due to local general partners and affiliates relating to investing activities ($1,100,000) and an increase in insurance proceeds ($4,079,000) which exceeded acquisitions of property and equipment ($1,704,000), an increase in cash held in escrow relating to investing activities ($252,000), repayments of mortgage notes ($2,664,000), a decrease in due to local general partners and affiliates relating to financing activities ($53,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($188,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($5,636,000) and loss on impairment of property ($1,165,000).

Total expenses for the years ended March 31, 2007, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative-related parties and loss on impairment of property, totaled $15,743,715, $14,944,788 and $15,042,171, respectively.

Accounts payable as of March 31, 2007 and 2006 were $6,591,153 and $4,329,248, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2007 and 2006 was $10,368,890 and $9,756,558, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

The Partnership's primary source of funds is the cash distributions from the operations of the Local Partnerships. These cash distributions, which remain relatively immaterial, are available to meet obligations of the Partnership. Cash distributions of approximately $82,000, $102,000 and $119,000 were received during the years ended March 31, 2007, 2006 and 2005, respectively. However, management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders. These distributions, as well as the working capital reserves and the continued deferral of fees payable to the General
Partner discussed below, will be used to meet the operating expenses of the Partnership.

The Partnership's unconsolidated working capital reserve at March 31, 2007 was approximately $31,000.

Partnership management fees owed to the General Partner amounting to approximately $8,359,000 and $7,479,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Discontinued Operations
-----------------------
For a discussion of discontinued operations, see Note 14 in Item 8.

Sale of Underlying Local Partnership Interest
---------------------------------------------
For a discussion of the sale of property in which the Partnership owns direct interests, see Note 10 in Item 8.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                             Less than       1-3             3-5          More than
                                 Total        1 Year        Years           Years          5 Years
                             -----------   -----------   -----------     -----------     -----------
Mortgage notes payable (a)   $75,276,001   $ 4,742,022   $10,725,903     $ 7,215,536     $52,592,540
Long term notes
   payable (b)                 1,366,061       979,770             -               -         386,291
                             -----------   -----------   -----------     -----------     -----------
                             $76,642,062   $ 5,721,792   $10,725,903     $ 7,215,536     $52,978,831
                             ===========   ===========   ===========     ===========     ===========

(a)  The  mortgage  notes are  payable  in  aggregate  monthly  installments  of approximately $544,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships' rents and leases, and is without further recourse.
(b)  See Note 8 (B) ii in Item 8. Financial Statements and Supplementary Data.

The following table summarizes the Partnership's commitments from discontinued operations as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                             Less than       1-3             3-5          More than
                                 Total        1 Year        Years           Years          5 Years
                             -----------   -----------   -----------     -----------     -----------
Mortgage notes payable (a)   $ 9,675,961   $ 1,011,920   $   366,994     $ 2,683,319     $ 5,613,728
                             ===========   ===========   ===========     ===========     ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $36,000, including principal and interest at rates varying from 1% to 9% per annum, through the year 2040. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships' rents and leases, and is without further recourse.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There is one asset classified as property and equipment-held for sale as of March 31, 2007 (see Note 11 in Item 8).

During the year ended March 31, 2007, the Partnership recorded approximately $1,165,000 as an aggregate loss on impairment of assets. Through March 31, 2007, the Partnership has recorded approximately $1,665,000 as an aggregate loss on impairment of assets.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                     Years Ended March 31,
                         ---------------------------------------------
                              2007           2006*            2005*
                         -------------   -------------   -------------
Interest                 $     234,733   $     163,142   $      90,720
Other                          619,387         713,168         529,717
                         -------------   -------------   -------------

   Total other revenue   $     854,120   $     876,310   $     620,437
                         =============   =============   =============

Other  revenues  from  discontinued   operations  from  operations  include  the
following amounts at both the Partnership and Local Partnership level:

                                     Years Ended March 31,
                         ---------------------------------------------
                              2007           2006*            2005*
                         -------------   -------------   -------------
Interest                 $         671   $         674   $           7
Other                           26,657          30,289          76,421
                         -------------   -------------   -------------

   Total other revenue   $      27,328   $      30,963   $      76,428
                         =============   =============   =============

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

Results of Operations
---------------------
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively), excluding the results of its discontinued operations which are not reflected in the following discussion.

The Partnership's results of operations for the 2006, 2005 and 2004 Fiscal Years consisted primarily of the results of the Partnership's investment in Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2006, 2005 and 2004 Fiscal Years totaled $6,269,750, $5,070,444 and $5,965,074 , respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $17,573, $17,573 and $1,051,548 of Tax Credits during the 2006, 2005 and 2004 tax years, respectively.

2006 vs. 2005
-------------

Rental income increased approximately 3% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to increases in tenant assistant payments at two Local Partnerships and rental rate increases at the other Local Partnerships.

Total expenses, excluding general and administrative and loss on impairment of property, remained fairly consistent with an increase of less than 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

General and administrative increased approximately $579,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in several lawsuit settlements at one Local Partnership.

2005 vs. 2004
-------------

Rental income increased approximately 3% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to HUD's approval of rental increases and increases in occupancy at one Local Partnership, increases in tenant assistant payments at a second Local Partnership and rental rate increases at the other Local Partnerships.

Other income increased approximately $256,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in tenant charges and a grant received from HUD at one Local Partnership.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 2% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Operating expense increased approximately $246,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an increase in water charges at one Local Partnership and an increase in gas charges at the other Local Partnerships.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Creative Choice Homes II L.P. ("Opa-Locka")
-------------------------------------------

The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern. Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner. The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2007 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

Opa-Locka has also continued to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years. The financial statements do not include any adjustments that might be necessary if Opa-Locka is unable to continue as a going concern.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane. Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,500,000. Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $6,721,538. As of December 2006, $4,000,000 of insurance proceeds have been received by the mortgage company which is acting as administrator and trustee of the funds. A balance of $3,688,957 remains payable to the construction company as of December 31, 2006 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building. As a result, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss of $1,164,864 has been recognized on the building and improvements.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Note 3
Item 8 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a)1.   Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           13

        Consolidated Balance Sheets at March 31, 2007 and 2006            46

        Consolidated Statements of Operations for the Years
         Ended March 31, 2007, 2006 and 2005                              47

        Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2007, 2006
         and 2005                                                         48

        Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2007, 2006 and 2005                              49

        Notes to Consolidated Financial Statements                        50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twenty three (2006 Fiscal Year), twelve (2005 Fiscal Year) and eleven (2004 Fiscal Year) subsidiary partnerships whose losses aggregated $2,856,501, $2,090,127 and $2,377,869 for the 2006, 2005 and 2004
Fiscal Years, respectively, and whose assets constituted 74% and 42% of the Partnership's assets at both March 31, 2007 and 2006, respectively, presented in the accompanying consolidated financial statements. The financial statements for twenty two (2006 Fiscal Year), eleven (2005 Fiscal Year) and ten (2004 Fiscal
Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors. The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13(a), the consolidated  financial  statements  include the financial statements of one subsidiary partnership with a significant uncertainty. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. This subsidiary partnership's net (losses) income aggregated ($1,614,018) (2006 Fiscal Year), $3,061 (2005 Fiscal Year), and ($465,874) (2004 Fiscal Year), and its assets aggregated $18,503,265 and $16,532,644 at March 31, 2007 and 2006, respectively. Management's plan in regard to this matter is also described in Note 13(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 27, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheet of Harbor Court L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
March 27, 2007

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 28, 2006

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Lancaster Terrace Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partners' capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 22, 2007

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 27, 2007, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 27, 2007, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 27, 2007

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

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
January 31, 2006

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Landreth Venture

We have audited the accompanying balance sheet of Landreth Venture as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture, as of December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
March 28, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheet of Bethel Villa Associates, L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P., as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
February 27, 2007

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2006 and 2005 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership's management and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
February 16, 2007

[Letterhead of Robert Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership as of December 31, 2006 and the related statement of operations, partners' deficiency, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2006, and the result of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
February 13, 2007

[Letterhead of Robert Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership as of December 31, 2006 and the related statement of operations, partners' deficiency, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
February 13, 2007

[Letterhead of Robert Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership as of December 31, 2006 and the related statement of operations, partners' deficiency, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
February 13, 2007

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

We have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No. 63-034-660467896, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership as of December 31, 2006 and 2005 and the results of its operation, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Jose E. Rosario & Co, CPA, P.S.C.
License No. 176
Expires December 1, 2009

February 20, 2007
San Juan, Puerto Rico

Stamp No. 2203434 of the Puerto Rico College of CPA was affixed to the original.

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

We have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No. 63-017-06660422313, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership as of December 31, 2006 and 2005 and the results of its operation, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Jose E. Rosario & Co, CPA, P.S.C.
License No. 176
Expires December 1, 2009

February 20, 2007
San Juan, Puerto Rico

Stamp No. 2203435 of the Puerto Rico College of CPA was affixed to the original.

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
February 28, 2007

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

/s/ Kim & Lee
Los Angeles, California
February 28, 2006

[Letterhead of Salmin, Celona, Wehrle & Flaherty, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Conifer Bateman Associates

We have audited the accompanying balance sheet of Conifer Bateman Associates (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations and partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer Bateman Associates as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Salmin, Celona, Wehrle & Flaherty, LLP
Rochester, New York

February 15, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Chester Renaissance Associates

We have audited the accompanying balance sheet of Chester Renaissance Associates as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of Rosen, Seymour, Shapss, Martin & Co., L.L.P.]

INDEPENDENT AUDITORS' REPORT

To the Partners
P.S. 157 Associates, L.P.

We have audited the accompanying balance sheets of P.S. 157 Associates, L.P. (a limited partnership), as of December 31, 2006 and 2005, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Co., L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
February 3, 2007

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

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 28, 2007

[Letterhead of Bagell, Josephs, Levine & Company, L.L.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Milford Crossing Associates, L.P.
Wilmington, DE

We have audited the accompanying balance sheet of Milford Crossing Associates, L.P. (the "Company") as of December 31, 2006, and the related statements of profit and loss, partners' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Milford Crossing Associates, L.P., as of December 31, 2005, were audited by other auditors whose report dated February 10, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2006, the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bagell, Josephs, Levine & Company, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
February 13, 2007

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


/s/ Fishbein & Company, P.C.
Horsham, Pennsylvania
February 10, 2006

[Letterhead of Citrin Cooperman & Company, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
BX-7F ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. (a limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 5, 2007

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

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
January 27, 2005

[Letterhead of Amilcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of Los Angeles Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partner's equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Amilcar Torres Rivera, CPA
License 1876
Expires December 1, 2007

San Juan, Puerto Rico
February 5, 2007

Stamp #2202326 of the Puerto Rico Society of Certified Public Accountants was affixed to the original.

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

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2006 and 2005 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2006 and 2005 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Toski, Schaefer & Co., P.C.
Williamsville, New York
February 9, 2007

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

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheet of Plainsboro Housing Partners Limited Partnership as of December 31, 2006, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2006, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 8, 2005

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Koch Group & Company, LLP
New York, New York
January 25, 2007

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

/s/ Koch Group & Company, LLP
New York, New York
January 31, 2006

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               March 31,
                                                                     ------------------------------
                                                                         2007              2006
                                                                     -------------    -------------
Operating Assets

  Property and equipment, at cost, less accumulated depreciation
    (Notes 2, 4, 7 and 10)                                           $ 100,261,936    $ 115,592,607
  Cash and cash equivalents (Notes 2, 3 and 13)                          2,240,570        1,652,353
  Cash held in escrow (Notes 3 and 5)                                   12,717,862       10,387,831
  Deferred costs, less accumulated amortization (Notes 2 and 6)          1,159,231        1,334,112
  Other assets                                                           3,643,901        1,610,792
                                                                     -------------    -------------

Total operating assets                                                 120,023,500      130,577,695
                                                                     -------------    -------------

Assets from discontinued operations (Note 14)
  Property and equipment held for sale, net of accumulated
     depreciation (Note 4)                                              10,374,639                0
  Net assets held for sale                                                 546,794                0
                                                                     -------------    -------------
Total assets from discontinued operations                               10,921,433                0
                                                                     -------------    -------------

Total assets                                                         $ 130,944,933    $ 130,577,695
                                                                     =============    =============


                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Operating Liabilities

  Mortgage notes payable (Notes 3 and 7)                             $  75,276,001    $  87,616,444
  Accounts payable                                                       6,591,153        4,329,248
  Accrued interest payable                                              10,368,890        9,756,558
  Security deposits payable                                                690,426          778,045
  Due to local general partners and affiliates (Note 8)                 11,475,587        8,028,225
  Due to general partners and affiliates (Note 8)                       16,194,617       14,146,754
                                                                     -------------    -------------

Total operating liabilities                                            120,596,674      124,655,274
                                                                     -------------    -------------

Liabilities from discontinued operations (Note 14)
  Mortgage notes payable of assets held for sale (Note 7)                9,675,961                0
  Net liabilities held for sale (including minority interest)              783,817                0
                                                                     -------------    -------------
Total liabilities from discontinued operations                          10,459,778                0
                                                                     -------------    -------------

Total liabilities                                                      131,056,452      124,655,274
                                                                     -------------    -------------

Minority interests (Note 2)                                              5,690,316        5,454,506
                                                                     -------------    -------------

Commitments and contingencies (Notes 7, 8 and 13)

Partners' capital (deficit)

  Limited partners (76,786 BACs issued and outstanding)                 (5,060,943)       1,146,110
  General partners                                                        (740,892)        (678,195)
                                                                     -------------    -------------

Total partners' capital (deficit)                                       (5,801,835)         467,915
                                                                     -------------    -------------

Total liabilities and partners' capital (deficit)                    $ 130,944,933    $ 130,577,695
                                                                     =============    =============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended March 31,
                                                            --------------------------------------------
                                                                2007            2006*            2005*
                                                            ------------    ------------    ------------
Operations:

Revenues

Rental income                                               $ 21,417,393    $ 20,832,960    $ 20,299,708
Other (Notes 1 and 13)                                           854,120         876,310         620,437
                                                            ------------    ------------    ------------

Total revenues                                                22,271,513      21,709,270      20,920,145
                                                            ------------    ------------    ------------

Expenses

General and administrative                                     4,632,213       4,053,860       4,015,773
General and administrative-related parties (Note 8)            2,210,127       2,171,459       2,237,146
Repairs and maintenance                                        5,208,220       5,338,302       5,716,669
Operating                                                      2,732,114       2,527,889       2,281,671
Taxes                                                          1,604,987       1,519,697       1,457,831
Insurance                                                      1,566,181       1,505,040       1,570,227
Interest                                                       4,003,739       4,124,285       4,237,945
Depreciation and amortization                                  5,241,563       5,221,023       5,214,757
Loss on impairment of property                                 1,164,864               0               0
                                                            ------------    ------------    ------------

Total expenses from operations                                28,364,008      26,461,555      26,732,019
                                                            ------------    ------------    ------------

Loss from operations before minority interest                 (6,092,495)     (4,752,285)     (5,811,874)

Minority interest in loss of subsidiaries from operations         23,807          28,990          33,026
                                                            ------------    ------------    ------------
                                                              (6,068,688)     (4,723,295)     (5,778,848)
Loss from operations

Discontinued Operations:
Loss from discontinued operations (Note 14)                     (201,062)       (347,149)       (186,226)
                                                            ------------    ------------    ------------
Net loss                                                    $ (6,269,750)     (5,070,444)     (5,965,074)
                                                            ============    ============    ============

Number of BACs outstanding                                        76,786          76,786          76,786
                                                            ============    ============    ============

Loss from operations - limited partners                     $ (6,008,002)   $ (4,676,062)   $ (5,721,059)
Loss from discontinued operations - limited partners            (199,051)       (343,678)       (184,364)
                                                            ------------    ------------    ------------
Net loss - limited partners                                 $ (6,207,053)   $ (5,019,740)   $ (5,905,423)
                                                            ============    ============    ============

Loss from operations per BAC                                $     (78.24)   $     (60.90)   $     (74.51)
Loss from discontinued operations per BAC                          (2.59)          (4.47)          (2.40)
                                                            ------------    ------------    ------------

Net loss per BAC                                            $     (80.83)   $     (65.37)   $     (76.91)
                                                            ============    ============    ============

* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                  Limited           General
                                                   Total          Partners          Partner
                                               -------------    -------------    -------------
Partners' capital (deficit) - April 1, 2004    $  11,503,433    $  12,071,273    $    (567,840)

Net loss                                          (5,965,074)      (5,905,423)         (59,651)
                                               -------------    -------------    -------------

Partners' capital (deficit) - March 31, 2005       5,538,359        6,165,850         (627,491)

Net loss                                          (5,070,444)      (5,019,740)         (50,704)
                                               -------------    -------------    -------------

Partners' capital (deficit) - March 31, 2006         467,915        1,146,110         (678,195)

Net loss                                          (6,269,750)      (6,207,053)         (62,697)
                                               -------------    -------------    -------------

Partner's deficit - March 31, 2007             $  (5,801,835)   $  (5,060,943)   $    (740,892)
                                               =============    =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Years Ended March 31,
                                                            -----------------------------------------------
                                                                 2007             2006             2005
                                                            -------------    -------------    -------------
Cash flows from operating activities:

Net loss                                                    $  (6,269,750)   $  (5,070,444)   $  (5,965,074)
                                                            -------------    -------------    -------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                   5,636,136        5,608,137        5,600,688
Loss on impairment of fixed assets                              1,164,864                0                0
Minority interest in loss of subsidiaries                         (23,807)         (28,990)         (33,027)
(Increase) decrease in assets:
Cash held in escrow                                            (2,312,608)        (227,205)         904,809
Other assets                                                   (2,179,218)         456,003         (343,289)
Increase (decrease) in liabilities:
Accounts payable                                                2,466,842       (2,562,672)       1,230,549
Accrued interest payable                                        1,104,444        1,469,204           51,257
Security deposit payable                                           20,092           19,963           (2,685)
Due to local general partners and affiliates                   (1,289,983)       2,134,957          902,074
Due to general partner and affiliates                           2,085,364        1,874,926        2,362,743
                                                            -------------    -------------    -------------
Total adjustments                                               6,672,126        8,744,323       10,673,119
                                                            -------------    -------------    -------------
Net cash provided by operating activities                         402,376        3,673,879        4,708,045
                                                            -------------    -------------    -------------

Cash flows from investing activities:
Acquisition of property and equipment                          (1,704,302)        (974,534)      (1,776,284)
Increase in cash held in escrow                                  (252,296)         (53,468)        (728,341)
Increase (decrease) in due to local general partners and
 affiliates                                                     1,099,986                0          (80,058)
Insurance proceeds                                              4,078,772                0                0
                                                            -------------    -------------    -------------
Net cash provided by (used in) investing activities             3,222,160       (1,028,002)      (2,584,683)
                                                            -------------    -------------    -------------

Cash flows from financing activities:
Repayments of mortgage notes                                   (2,664,482)      (2,691,874)      (2,530,037)
Decrease in due to local general partners and affiliates          (52,720)         (41,459)         (68,610)
(Decrease) increase in capitalization of consolidated
 subsidiaries attributable to minority interest                  (187,519)         (49,882)         614,390
                                                            -------------    -------------    -------------
Net cash used in financing activities                          (2,904,721)      (2,783,215)      (1,984,257)
                                                            -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents              719,815         (137,338)         139,105

Cash and cash equivalents at beginning of year                  1,652,353        1,789,691        1,650,586
                                                            -------------    -------------    -------------

Cash and cash equivalents at end of year*                   $   2,372,168    $   1,652,353    $   1,789,691
                                                            =============    =============    =============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                      $   3,930,967    $   3,711,610    $   3,331,816

*    Cash  and  cash  equivalents,   end  of  period,  includes  cash  and  cash
     equivalents  from   discontinued   operations  of  $131,598,   $0  and  $0,
     respectively.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Independence Tax Credit Plus L.P. (the "Partnership"), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of RIAI. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

The Partnership's business is to invest as a limited partner in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") that own leveraged apartment complexes ("Apartment Complexes") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit. Qualified Beneficial Assignment Certificates ("BACs") holders are entitled to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the "Credit Period") with respect to each Apartment Complex.

The Partnership originally held ownership interests in twenty-eight Limited Partnerships. As of March 31, 2007, the Partnership held ownership interests in twenty-seven Local Partnerships. As of March 31, 2007, the limited partnership interest in one Local Partnership was sold (see Note 10). In addition, as of March 31, 2007, one Local Partnership entered into a purchase and sale agreement to sell its property and related assets and liabilities (see Note 11).

The Partnership was authorized to issue a total of 200,000 BACs which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2007, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty-eight subsidiary partnerships in which the Partnership is a limited partner (including the subsidiary partnership in which the Partnership sold its limited partnership interest). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions, respectively, to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $48,000, $32,000 and $40,000 for the years ended March 31, 2007, 2006 and 2005, respectively (the 2006, 2005 and 2004 Fiscal Years, respectively). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There is one asset classified as property and equipment-held for sale as of March 31, 2007 (see Note 11).

During the year ended March 31, 2007, the Partnership recorded approximately $1,165,000 as an aggregate loss on impairment of assets. Through March 31, 2007, the Partnership has recorded approximately $1,665,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

                                     Years Ended March 31,
                         ---------------------------------------------
                              2007            2006*           2005*
                         -------------   -------------   -------------
Interest                 $     234,733   $     163,142   $      90,720
Other                          619,387         713,168         529,717
                         -------------   -------------   -------------

   Total other revenue   $     854,120   $     876,310   $     620,437
                         =============   =============   =============

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

                                     Years Ended March 31,
                         ---------------------------------------------
                              2007            2006*           2005*
                         -------------   -------------   -------------
Interest                 $         671   $         674   $           7
Other                           26,657          30,289          76,421
                         -------------   -------------   -------------

   Total other revenue   $      27,328   $      30,963   $      76,428
                         =============   =============   =============

* Reclassified for comparative purposes.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                               March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------
                                            Carrying                    Carrying
                                             Amount     Fair Value       Amount     Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $41,580,846   $40,729,357   $39,819,378   $35,886,832
Not practicable                           $33,695,155             *   $47,797,006             *

The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                               March 31, 2007              March 31, 2006
                                          -------------------------   -------------------------
                                            Carrying                    Carrying
                                             Amount     Fair Value       Amount     Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $ 9,675,961   $ 6,660,885   $         0   $         0
Not practicable                           $         0             *   $         0             *

* Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

                                            March 31,                Estimated
                                 ------------------------------    Usefule Lives
                                      2007            2006             (Years)
                                 -------------    -------------    --------------
Land                             $   5,313,563    $   5,692,516                -
Building and improvements          162,672,612      177,510,742            15-40
Furniture and fixtures               3,254,210        3,433,279             3-10
                                 -------------    -------------
                                   171,240,385      186,636,537

Less: Accumulated depreciation     (70,978,449)     (71,043,930)
                                 -------------    -------------

                                 $ 100,261,936    $ 115,592,607
                                 =============    =============

The initial cost to the Partnership, as shown in Schedule III in Item 15 includes approximately $4,500,000 of acquisition fees paid to the General Partner and $1,057,104 of acquisition expenses.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership. Such fees were included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to, $5,109,227, $5,086,262 and $5,074,716, respectively.

During the years ended March 31, 2007 and 2006, accumulated depreciation of $69,887 and $3,407, respectively, on dispositions was written off.

The components of property and equipment from discontinued operations are as follows:

                                            March 31,                Estimated
                                 ------------------------------    Usefule Lives
                                      2007            2006             (Years)
                                 -------------    -------------    --------------
Land                             $     377,368    $           0                -
Building and improvements           15,189,402                0            15-40
Furniture and fixtures                 298,933                0             3-10
                                 -------------    -------------
                                    15,865,703                0

Less: Accumulated depreciation      (5,491,064)               0
                                 -------------    -------------

                                 $  10,374,639    $           0
                                 =============    =============

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2007, 2006 and 2005 amounted to $386,243, $381,210 and $380,027, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                   March 31,
                                         -----------------------------
                                              2007            2006
                                         -------------   -------------
Purchase price payments*                 $       8,607   $      17,941
Real estate taxes, insurance and other       7,005,330       4,844,441
Reserve for replacements                     4,997,496       4,735,866
Tenant security deposits                       706,429         789,583
                                         -------------   -------------

                                         $  12,717,862   $  10,387,831
                                         =============   =============

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow included in the discontinued assets consists of the following:

                                                   March 31,
                                         -----------------------------
                                              2007            2006
                                         -------------   -------------
Real estate taxes, insurance and other   $     132,392   $           0
Tenant security deposits                       102,481               0
                                         -------------   -------------

                                         $     234,873   $           0
                                         =============   =============


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

                                            March 31,
                                 -----------------------------
                                      2007             2006            Period
                                 -------------    -------------    -------------
Financing expenses               $   3,049,894    $   3,183,310          *
Less: Accumulated amortization      (1,890,663)      (1,849,198)
                                 -------------    -------------

                                 $   1,159,231    $   1,334,112
                                 =============    =============

Amortization expense from operations for the years ended March 31, 2007, 2006 and 2005 amounted to $134,762, $134,761 and $140,041, respectively.

The discontinued assets components of deferred costs and their periods of amortization are as follows:

                                            March 31,
                                 -----------------------------
                                      2007             2006            Period
                                 -------------    -------------    -------------
Financing expenses               $     133,416    $           0          *
Less:  Accumulated amortization        (99,201)               0
                                 -------------    -------------

                                 $      34,215    $           0
                                 =============    =============

*    Over the life of the respective mortgages.


Amortization expense from discontinued operations amounted to $5,904 for each of the years ended March 31, 2007, 2006 and 2005.


NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $544,000, including principal and interest at rates varying

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


from 0% to 9% per annum, through the year 2048. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $8,401,000 and 8,438,000 at December 31, 2006 and 2005, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements on the mortgage notes from operations, as of March 31, 2007, for each of the next five fiscal years and thereafter, are as follows:

  Fiscal Year                             Amount
-----------------                      -------------

    2007                               $   4,742,022
    2008                                   3,245,755
    2009                                   7,480,148
    2010                                   2,411,544
    2011                                   4,803,992
    Thereafter                            52,592,540
                                       -------------

                                       $  75,276,001
                                       =============

Accrued interest payable as of March 31, 2007 and 2006 was approximately $10,400,000 and $9,800,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $81,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $36,000, including principal and interest at rates varying from 1% to 9% per annum, through the year 2040. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

Annual principal payment requirements on the mortgage notes from discontinued operations, as of March 31, 2007, for each of the next five fiscal years and thereafter, are as follows:

  Fiscal Year                             Amount
-----------------                      -------------

    2007                               $   1,011,920
    2008                                     178,381
    2009                                     188,613
    2010                                     199,677
    2011                                   2,483,642
    Thereafter                             5,613,728
                                       -------------

                                       $   9,675,961
                                       =============

Accrued interest payable as of March 31, 2007 and 2006 was approximately $492,000 and $0, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.


NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


As of March 31, 2007 and 2006, the Partnership owes an affiliate of the General Partner approximately $6,187,000 and $5,028,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                       Years Ended March 31,
                                           ---------------------------------------------
                                                2007            2006*           2005*
                                           -------------   -------------   -------------
Partnership management fees (i)            $     880,000   $     880,000   $     880,000
Expense reimbursement (ii)                       190,309         273,640         197,664
Local administrative fee (iv)                     49,500          49,500          59,500
Property management fees incurred to
 affiliates of
 the General Partners                            155,155         144,489         139,872
                                           -------------   -------------   -------------
Total general and administrative -
 General Partner                               1,274,964       1,347,629       1,277,036
                                           -------------   -------------   -------------

Property management fees incurred to
 affiliates of the Local General
 Partners (iii)                                  935,163         823,830         960,110
                                           -------------   -------------   -------------
Total general and administrative -
 related parties                           $   2,210,127   $   2,171,459   $   2,237,146
                                           =============   =============   =============

The General Partner and its affiliates perform services for the Partnership. The cost incurred from discontinued operations for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                       Years Ended March 31,
                                           ---------------------------------------------
                                                2007            2006*           2005*
                                           -------------   -------------   -------------
Local administrative fee (iv)              $       5,000   $       5,000   $       5,000
                                           -------------   -------------   -------------
Total general and administrative-General
  Partners                                         5,000           5,000           5,000
                                           -------------   -------------   -------------
Property management fees incurred to
  affiliates of the Local General
  Partners (iii)                                  71,248          51,231          49,043
                                           -------------   -------------   -------------

Total general and administrative-related
  parties                                  $      76,248   $      56,231   $      54,043
                                           =============   =============   =============

*    Reclassified for comparative purposes.


(i) The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $8,359,000 and $7,479,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

(ii) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $1,644,000 and $1,453,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

(iii) Property management fees incurred by the subsidiary partnerships amounted to $1,422,528, $1,317,131 and $1,303,227 for the years ended March 31, 2007,
2006 and 2005, respectively. Of these fees, $1,006,411,  $875,061 and $1,009,153 were incurred to affiliates of the general partners of the Local Partnerships (the "Local General Partners") which includes $71,248, $51,231 and $49,043 of these fees relating to discontinued operations and $155,155, $144,489 and $139,872 were incurred to affiliates of the General Partner.

(iv) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

                                                                              March 31,
                                                                    ----------------------------
                                                                        2007            2006
                                                                    ------------    ------------
Development deficit advances                                        $          0    $     50,000
Operating advances (i)                                                 1,727,780       2,018,163
Development fee payable                                                1,396,993       1,391,293
Long-term notes payable (ii)                                           1,366,061       1,418,781
Accrued interest on long-term notes payable                            1,052,466         958,882
Management and other fees                                                759,229       2,191,106
Construction costs                                                     5,173,058               0
                                                                    ------------    ------------
                                                                    $ 11,475,587    $  8,028,225
                                                                    ============    ============

(i) Operating advances include the following loan:

Christine Apartments, L.P.                                          $    116,100    $    116,100
--------------------------
This loan is non-interest bearing and has no set repayment terms

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD                                       $    979,770    $    979,770
-----------------------------
The first note bears interest at 7% payable monthly.
Principal on the loan is due and payable in full on December
31, 2009.  No payments were made during the current year on
this note.  Delinquent principal payments as of December 31,
2006 amounted to $467,489, and thus, this note is technically in default.  The second note bears interest at 12% payable
monthly.  Principal on the loan is due and payable in full on
December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of
December 31, 2006 amounted to $547,034, and thus, this note is technically in default.  Accrued interest as of December 31,
2006 and 2005, totaled $1,052,466 and $958,882, respectively

Plainsboro Housing Partners, L.P.                                   $    386,291    $    439,011
---------------------------------
This loan accrues interest at a rate of 7.34% per annum on the outstanding principal balance. Repayment of the principal and interest shall be made from net cash flow to the extent
available pursuant to the promissory note. All accrued
interest and principal are due in a balloon payment in
December 2033

Interest expense incurred on such long-term notes payable amounted to approximately $122,000, $126,000 and $129,000 for the 2006, 2005 and 2004 Fiscal Years, respectively


Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

                                                                              March 31,
                                                                    ----------------------------
                                                                        2007            2006
                                                                    ------------    ------------
Development deficit advances                                        $     50,000    $          0
Operating advances                                                       414,493               0
Management and other fees                                                (75,800)              0
                                                                    ------------    ------------

                                                                    $    388,693    $          0
                                                                    ============    ============

C)  Other

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

                                                                Years Ended December 31,
                                                        -----------------------------------------
                                                            2006           2005           2004
                                                        -----------    -----------    -----------
Financial statement net loss                            $(6,269,750)   $(5,070,444)   $(5,965,074)

Differences between depreciation and amortization
expense recorded for financial reporting  purposes
and the accelerated cost recovery system utilized for
income tax purposes                                        (983,042)      (961,689)    (1,136,800)

Differences  resulting from parent company having a
different  fiscal year for income tax and financial
reporting purposes                                          (16,893)        32,009        (22,493)

Non-deductible loss on impairment of property             1,164,864              0              0

Other, including   related  party  accruals  not
deductible until paid                                     1,825,310       (191,835)      (645,283)
                                                        -----------    -----------    -----------

Taxable net loss as shown on the income tax
return for the
calendar year ended                                     $(4,279,511)   $(6,191,959)   $(7,769,650)
                                                        ===========    ===========    ===========


NOTE 10 - Sale of Property

The Partnership is currently in the process of disposing of its investments. As of March 31, 2007, the Partnership sold the limited partnership interest in one Local Partnership. In addition, one Local Partnership entered into a purchase and sales agreement to sell its property and related assets and liabilities.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. ("P.S. 157") to the Local General Partner for a sales price of $1,996,490. The sale resulted in a gain of approximately $1,940,000 which will be recognized on Form 10-Q for the quarter ended June 30, 2007 and resulted from the write-off of the basis in the property of approximately $56,000 at the date of the sale and the $1,996,490 cash received from the sale.


NOTE 11 - Asset Held for Sale

On March 6, 2007, Homestead Apartments Associates Ltd. ("Homestead") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the quarter ending June 30, 2008. Homestead is being held as an asset held for sale as of March 31, 2007. As of December 31, 2006, Homestead had property and equipment, at cost, of approximately $6,231,000, accumulated depreciation of approximately $2,122,000 and mortgage debt of approximately $3,311,000.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 12 - Selected Quarterly Financial Date (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006.

                                                                         Quarter Ended
                                                    --------------------------------------------------------

                                                      June 30,    September 30,   December 31,    March 31,
                  OPERATIONS                           2006           2006           2006           2007
-------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                            $ 5,522,975    $ 5,145,717    $ 5,292,024    $ 6,310,797

Operating expenses                                   (6,829,916)    (6,651,490)    (6,287,888)    (8,594,714)
                                                    -----------    -----------    -----------    -----------

Loss before minority interest                        (1,306,941)    (1,505,773)      (995,864)    (2,283,917)
                                                    -----------    -----------    -----------    -----------

Minority interest in loss of subsidiaries from
 operations                                               6,934          6,930          5,024          4,919
                                                    -----------    -----------    -----------    -----------

Loss from operations                                 (1,300,007)    (1,498,843)      (990,840)    (2,278,998)

(Loss) income from discontinued operations             (160,000)       (27,950)        94,701       (107,813)
                                                    -----------    -----------    -----------    -----------

Net loss                                            $(1,460,007)   $(1,526,793)   $  (896,139)   $(2,386,811)
                                                    ===========    ===========    ===========    ===========

Net loss per weighted average BAC from operations   $    (16.76)   $    (19.33)   $    (12.77)   $    (29.38)

Net (loss) income per weighted average BAC from
 discontinued operations                                  (2.06)         (0.36)          1.22          (1.39)
                                                    -----------    -----------    -----------    -----------

Net loss per weighted average BAC                   $    (18.82)   $    (19.69)   $    (11.55)   $    (30.77)
                                                    ===========    ===========    ===========    ===========

                                                                         Quarter Ended
                                                    --------------------------------------------------------

                                                      June 30,     September 30,   December 31,    March 31,
                  OPERATIONS                           2005*          2005*           2005*         2006*
-------------------------------------------------   -----------    -----------    -----------    -----------
Revenues                                            $ 5,318,197    $ 4,990,999    $ 5,420,354    $ 5,979,720

Operating expenses                                   (6,789,068)    (6,398,839)    (6,544,821)    (6,728,827)
                                                    -----------    -----------    -----------    -----------

Loss before minority interest                        (1,470,871)    (1,407,840)    (1,124,467)      (749,107)

Minority interest in loss of subsidiaries                10,294          2,706          5,989         10,001
                                                    -----------    -----------    -----------    -----------

Loss from operations                                 (1,460,577)    (1,405,134)    (1,118,478)      (739,106)

Loss from discontinued operations                       (70,981)      (134,102)        (6,361)      (135,705)
                                                    -----------    -----------    -----------    -----------

Net loss                                            $(1,531,558)   $(1,539,236)   $(1,124,839)   $  (874,811)
                                                    ===========    ===========    ===========    ===========

Net loss per weighted average BAC from operations   $    (18.83)   $    (18.12)   $    (14.42)   $     (9.53)

Net loss per weighted average BAC from
 discontinued operations                                  (0.92)         (1.73)         (0.08)         (1.74)
                                                    -----------    -----------    -----------    -----------

Net loss per weighted average BAC                   $    (19.75)   $    (19.85)   $    (14.50)   $    (11.27)
                                                    ===========    ===========    ===========    ===========

* Reclassified for comparative purposes.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 13 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II LTD. ("Opa-Locka")
-------------------------------------------

The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern. Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner. The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2007 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

Opa-Locka has also continued to incur significant operating losses. This condition raises substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years. The financial statements do not include any adjustments that might be necessary if Opa-Locka is unable to continue as a going concern.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane. Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,500,000. Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $6,721,538. As of December 2006, $4,000,000 of insurance proceeds have been received by the mortgage company which is acting as administrator and trustee of the funds. A balance of $3,688,957 remains payable to the construction company as of December 31, 2006 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building. As a result, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment loss of $1,164,864 has been recognized on the building and improvements.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. As of March 31, 2007, uninsured cash and cash equivalents approximated $1,566,000.

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

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced. Because of the time required for the acquisition, completion and rent-up of Apartment Complexes, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $17,573, $17,573 and $1,051,548 Tax Credits during the 2006, 2005 and 2004 tax years, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 14 - Discontinued Operations

The following table summarizes the financial position of P.S. 157 and Homestead that are classified as discontinued operations as of March 31, 2007 in the consolidated balance sheets.

Consolidated Balance Sheets:
----------------------------

                                                                             March 31,
                                                                  ------------------------------
                                                                       2007             2006
                                                                  -------------    -------------
Assets
 Property and equipment - less accumulated depreciation of
   $5,491,064 and $0, respectively                                $  10,374,639    $           0
 Cash and cash equivalents                                              131,598                0
 Cash held in escrow                                                    234,873                0
 Deferred costs, net of accumulated amortization of $99,201 and
   $0, respectively                                                      34,215                0
 Other assets                                                           146,108                0
                                                                  -------------    -------------
Total assets                                                      $  10,921,433    $           0
                                                                  =============    =============

Liabilities
 Mortgage notes payable                                           $   9,675,961    $           0
 Accounts payable                                                       204,937                0
 Accrued interest payable                                               492,112                0
 Security deposit payable                                               107,711                0
 Due to local general partners and affiliates                           388,693                0
 Due to general partners and affiliates                                  37,500                0
 Minority interest                                                     (447,136)               0
                                                                  -------------    -------------
Total liabilities                                                 $  10,459,778    $           0
                                                                  =============    =============

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 31, 2007, P.S. 157, which was sold during the year, and Homestead, which was classified as an asset held for sale, were all classified as discontinued operations in the consolidated financial statements. For the year ended March 31, 2006 and 2005, P.S. 157 and Homestead, in order to present comparable results to the year ended March 31, 2007, were classified as discontinued operations in the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


Consolidated Statements of Discontinued Operations:
---------------------------------------------------

                                                                   Year Ended March 31,
                                                       -----------------------------------------
                                                           2007           2006           2005
                                                       -----------    -----------    -----------
Revenues

Rental income                                          $ 1,700,875    $ 1,632,690    $ 1,524,378
Other (Note 2)                                              27,328         30,963         76,428
                                                       -----------    -----------    -----------
Total revenue                                            1,728,203      1,663,653      1,600,806
                                                       -----------    -----------    -----------

Expenses

General and administrative                                 291,654        321,892        288,901
General and administrative-related parties (Note 8)         76,248         56,231         54,043
Repairs and maintenance                                    411,337        467,814        290,912
Operating and other                                        210,530        236,949        207,048
Real estate taxes                                           66,420         91,000         83,323
Insurance                                                  156,064        116,571        133,579
Interest                                                   322,439        333,231        343,295
Depreciation and amortization                              394,573        387,114        385,931
                                                       -----------    -----------    -----------

Total expenses                                           1,929,265      2,010,802      1,787,032
                                                       -----------    -----------    -----------

Loss from discontinued operations                      $  (201,062)   $  (347,149)   $  (186,226)
                                                       ===========    ===========    ===========

Loss - limited partners from discontinued operations   $  (199,051)   $  (343,678)   $  (184,364)
                                                       ===========    ===========    ===========

Number of BACs outstanding                                  76,786         76,786         76,786
                                                       ===========    ===========    ===========

Loss from discontinued operations                      $     (2.59)   $     (4.47)   $     (2.40)
                                                       ===========    ===========    ===========

Cash flows from Discontinued Operations:

                                                                   Year Ended March 31,
                                                       -----------------------------------------
                                                           2007           2006           2005
                                                       -----------    -----------    -----------
Net cash provided by operating activities              $   225,350    $    98,179    $   249,147

Net cash provided by (used in) investing activities    $     1,698    $    22,371    $   (32,705)

Net cash (used in) provided by financing activities    $  (280,683)   $    27,911    $  (188,932)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

None

                                    PART III


Item 10.  Directors, Executive Officers and Corporate Governance

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007). Centerline has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, President, Chief Executive Officer and Chief Financial Officer of RIAI. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of RIAI is set forth below.

          Name                          Position
          -----------------             -------------------------------------

          Robert L. Levy                Chief Financial Officer

          Andrew J. Weil                President and Chief Executive Officer

          Marc D. Schnitzer             Senior Vice President

          Glenn F. Hopps                Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is responsible both for financial restructuring of real estate properties and directing Centerline's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, joined Centerline in December, 1990, and prior to that date was employed by Mark Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.


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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      Name and Address of    Amount and Nature of     Percentage
   Title of Class     Beneficial Ownership   Beneficial Ownership     of Class
-------------------   --------------------   -----------------------  ----------

                      Related Independence   $1,000 capital
General Partnership   Associates L.P.        Contribution - directly
interest in the       625 Madison Avenue     owned
Partnership           New York, NY 10022                                 100%


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


                                  Amount and Nature of
   Name of Beneficial Owner (1)   Beneficial Ownership     Percent of Class
--------------------------------  --------------------  ------------------------

Lehigh Tax Credit Partners, Inc.  6,846.30(2)(3)                8.9%


J. Michael Fried                  6,846.30(2)(3)(4)             8.9%


Alan P. Hirmes                    6,846.30(2)(3)(4)             8.9%


Stuart J. Boesky                  6,846.30(2)(3)(4)             8.9%


Marc D. Schnitzer                 6,846.30(2)(3)(4)             8.9%


Denise L. Kiley                   6,846.30(2)(3)(4)             8.9%

Glenn F. Hopps                             -                     -

Robert L. Levy                             -                     -

Andrew J. Weil                             -                     -

All directors and executive
 officers of the general partner
 of the General Partner as a
 group (four persons)             6,846.30(2)(3)(4)             8.9%


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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of May 25, 2007, Lehigh I held 3,410.65 BACs and Lehigh II held 2,239.60 BACs.

(4) Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein; all other parties only own an economic interest.

Item 13.  Certain Relationships and Related Transactions; Director Independence

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $86,900 and $54,900, respectively.

Audit - Related Fees
--------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $11,000 for both the years ended December 31, 2006 and 2005.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm          13

         Consolidated Balance Sheets at March 31, 2007 and 2006           46

         Consolidated Statements of Operations for the Years Ended
         March 31, 2007, 2006 and 2005                                    47

         Consolidated Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2007, 2006 and 2005      48

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2007, 2006 and 2005                                    49

         Notes to Consolidated Financial Statements                       50

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          74

         Schedule I- Condensed Financial Information of Registrant        75

         Schedule III - Real Estate and Accumulated Depreciation          78

(a)3.    Exhibits
         --------

(3A) Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the
         Prospectus  as Exhibit A*

(3B) Amended and Restated Certificate ofLimited Partnership of Independence Tax Credit Plus L.P.*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10C) Form of Amended and Restated Agreementof Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   68

         * Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       71

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       72

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
         and Section 1350 of Title 18 of the United States Code
         (18 U.S.C. 1350)                                                 73

                                                                    Jurisdiction
                                                                         of
         Subsidiaries of the Registrant (Exhibit 21)                Organization
         ------------------------------                             ------------

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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                             By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                 its General Partner

                                 By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                     a General Partner



Date:  June 28, 2007                 By:  /s/ Robert L. Levy
       -------------                      ------------------
                                          Robert L. Levy
                                          Chief Financial Officer



Date:  June 28, 2007                 By:  /s/ Andrew J. Weil
       -------------                      ------------------
                                          Andrew J. Weil
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                         Title                         Date
------------------      ------------------------------------     ---------------


/s/ Robert L. Levy
------------------      Chief Financial Officer of Related        June 28, 2007
Robert L. Levy          Independence Associates Inc.              -------------



/s/ Andrew J. Weil      President (Chief Executive Officer)
------------------      of Related Independence                   June 28, 2007
Andrew J. Weil          Associates Inc.                           -------------




/s/ Glenn F. Hopps      Treasurer (Chief Accounting Officer)
------------------      of Related Independence                   June 28, 2007
Glenn F. Hopps          Associates Inc.                           -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2007 of Independent Tax Credit Plus L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 28, 2007                        By:  /s/ Robert L. Levy
               -------------                             ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2007 of Independent Tax Credit Plus L.P.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 28, 2007                        By:  /s/ Andrew J. Weil
               -------------                             ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                            By:   /s/ Andrew J. Weil
    ------------------                                   ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     June 28, 2007                                       June 28, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 27, 2007 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005 and 2004 Fiscal Years and
Schedule III at March 31, 2007. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 13(a), the consolidated  financial  statements  include the financial statements of one subsidiary partnership with a significant uncertainty. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. This subsidiary partnership's net (losses) income aggregated ($1,614,018) (2006 Fiscal Year), $3,061 (2005 Fiscal Year), and ($465,874) (2004 Fiscal Year), and its assets aggregated $18,503,265 and $16,532,644 at March 31, 2007 and 2006, respectively. Management's plan in regard to this matter is also described in Note 13(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP


New York, New York
June 27, 2007

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                   2007          2006
                                                               -----------   -----------
Cash and cash equivalents                                      $    31,266   $    88,808
Advances and investment in subsidiary partnerships              19,668,019    21,848,931
Cash held in escrow                                                  8,607        17,941
Other assets                                                     2,112,848       116,299
                                                               -----------   -----------

Total assets                                                   $21,820,740   $22,071,979
                                                               ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Other liabilities                                              $ 2,001,244   $    14,867
Due to general partners and affiliates                          16,190,153    14,044,479
                                                               -----------   -----------

Total liabilities                                               18,191,397    14,059,346
                                                               -----------   -----------

Partners' capital*                                               3,629,343     8,012,633
                                                               -----------   -----------

Total liabilities and partners' capital                        $21,820,740   $22,071,979
                                                               ===========   ===========


Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

*Condensed partners' capital includes $472,251 and $516,745 of related party income at March 31, 2007 and 2006, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                        Years Ended March 31,
                                                              -----------------------------------------
                                                                  2007           2006           2005
                                                              -----------    -----------    -----------
Revenues                                                      $    10,426    $     6,928    $     5,690
                                                              -----------    -----------    -----------

Expenses

Administrative and management                                     178,403        129,867        105,867
Administrative and management-related parties                   1,070,309      1,153,640      1,077,664
                                                              -----------    -----------    -----------

Total expenses                                                  1,248,712      1,283,507      1,183,531
                                                              -----------    -----------    -----------

Loss from operations                                           (1,238,286)    (1,276,579)    (1,177,841)

Distribution income of subsidiary partnerships in excess of
investments                                                        16,486              0              0

Equity in loss of subsidiary partnerships                      (3,161,490)    (2,092,313)    (3,295,109)
                                                              -----------    -----------    -----------

Net loss                                                      $(4,383,290)   $(3,368,892)   $(4,472,950)
                                                              ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Years Ended March 31,
                                                              -----------------------------------------
                                                                  2007           2006           2005
                                                              -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                      $(4,383,290)   $(3,368,892)   $(4,472,950)
                                                              -----------    -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Distribution income of subsidiary partnerships in excess of
 investments                                                      (16,486)             0              0
Equity in loss of subsidiary partnerships                       3,161,490      2,092,313      3,295,109
Increase in other assets                                       (1,982,727)             0              0
Increase (decrease) in other liabilities                        1,986,377          1,972        (11,492)
Increase in due to general partner and affiliates               2,145,674      1,888,697      2,559,429
                                                              -----------    -----------    -----------

Total adjustments                                               5,294,328      3,982,982      5,843,046
                                                              -----------    -----------    -----------

Net cash provided by operating activities                         911,038        614,090      1,370,096
                                                              -----------    -----------    -----------

Cash flows from investing activities:

Decrease in cash held in escrow-purchase price
 payments                                                           9,334              0         10,059
Investment in subsidiary partnerships                              (9,334)             0        (10,059)
Distributions from subsidiary partnerships                         81,847        102,265        119,319
Advances to subsidiary partnerships                            (1,050,427)      (688,640)    (1,460,859)
                                                              -----------    -----------    -----------
Net cash used in investing activities                            (968,580)      (586,375)    (1,341,540)
                                                              -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents              (57,542)        27,715         28,556

Cash and cash equivalents, beginning of year                       88,808         61,093         32,537
                                                              -----------    -----------    -----------

Cash and cash equivalents, end of year                        $    31,266    $    88,808    $    61,093
                                                              ===========    ===========    ===========

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007

                                                             Initial Cost to Partnership
                                                            -----------------------------
                                                                                             Cost Capitalized
                                                                                               Subsequent to
                                                                            Buildings and       Acquisition:
             Description                    Encumbrances        Land        Improvements       Improvements
----------------------------------------    ------------    ------------    -------------    ----------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                         $          0    $    137,450    $   1,007,966    $         69,289
Old Public Limited Partnership
  Lawrenceburg, TN                               398,048          10,000        1,713,310              81,678
Lancaster Terrace Limited Partnership
  Salem, OR                                    1,380,920         161,269        3,679,601              95,741
655 North Street Limited Partnership
  Baton Rouge, LA                              4,893,776         125,500        3,040,980           6,236,976
Landreth Venture
  Philadelphia, PA                             3,187,080           1,761        5,903,337             128,668
Homestead Apartments Associates Ltd. (b)
  Homestead, FL                                3,311,363         329,402                0           5,943,165
Bethel Villa Associates, L.P.
  Wilmington, DE                               3,260,659         270,000        5,969,354           3,173,906
West Diamond Street Associates
  Philadelphia, PA                             1,576,000          30,829        3,444,649            (948,348)
Susquehanna Partners
  Philadelphia, PA                             1,674,879          16,000                0           4,007,315
Boston Bay Limited Partnership
  Boston, MA                                   2,189,885         440,000        4,143,758             891,334
Morrant Bay Limited Partnership
  Boston, MA                                   3,209,760         650,000        5,522,250           1,485,897
Hope Bay Limited Partnership
  Boston, MA                                   1,159,592         225,000        1,435,185             701,062
Lares Apartments Limited Partnership
  Lares, PR                                    4,368,439         137,000                0           5,270,882
Lajas Apartments Limited Partnership
  Lajas, PR                                    4,032,581         110,090        4,952,929             281,522
Arlington-Rodeo Properties
  Los Angeles, CA                              3,543,123         624,052                0           5,090,262
Conifer Bateman Associates
  Lowville, NY                                   912,477          15,000        2,525,729              92,118
Hampden Hall Associates, L.P.
  St.  Louis, MO                               2,061,176               0                0           7,559,181
Chester Renaissance Associates
  Chester, PA                                    853,000          33,667          168,333           1,782,784
Homestead Apartments II, LTD.
  Homestead, FL                                3,248,464         338,966                0           5,287,011
P.S. 157 Associates, L.P. (a)(b)
  New York, NY                                 6,364,598          36,500        9,350,642             205,994


                                                            Buildings and                    Accumulated
             Description                        Land        Improvements        Total        Depreciation
----------------------------------------    ------------    -------------    ------------    ------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                         $    140,813    $   1,073,892    $  1,214,705    $    450,586
Old Public Limited Partnership
  Lawrenceburg, TN                                13,640        1,791,348       1,804,988         952,541
Lancaster Terrace Limited Partnership
  Salem, OR                                      163,105        3,773,506       3,936,611       2,214,776
655 North Street Limited Partnership
  Baton Rouge, LA                                127,751        9,275,705       9,403,456       4,598,946
Landreth Venture
  Philadelphia, PA                                 3,645        6,030,121       6,033,766       2,243,499
Homestead Apartments Associates Ltd. (b)
  Homestead, FL                                  340,868        5,931,699       6,272,567       2,140,541
Bethel Villa Associates, L.P.
  Wilmington, DE                                 275,100        9,138,160       9,413,260       3,842,632
West Diamond Street Associates
  Philadelphia, PA                                32,414        2,494,716       2,527,130       1,667,484
Susquehanna Partners
  Philadelphia, PA                                17,585        4,005,730       4,023,315       1,441,040
Boston Bay Limited Partnership
  Boston, MA                                     441,585        5,033,507       5,475,092       2,744,509
Morrant Bay Limited Partnership
  Boston, MA                                     651,585        7,006,562       7,658,147       3,661,497
Hope Bay Limited Partnership
  Boston, MA                                     226,585        2,134,662       2,361,247       1,133,339
Lares Apartments Limited Partnership
  Lares, PR                                      151,585        5,256,297       5,407,882       1,831,597
Lajas Apartments Limited Partnership
  Lajas, PR                                      111,675        5,232,866       5,344,541       1,966,947
Arlington-Rodeo Properties
  Los Angeles, CA                                625,637        5,088,677       5,714,314       2,022,844
Conifer Bateman Associates
  Lowville, NY                                    16,585        2,616,262       2,632,847       1,418,273
Hampden Hall Associates, L.P.
  St.  Louis, MO                                   1,585        7,557,596       7,559,181       3,598,747
Chester Renaissance Associates
  Chester, PA                                     42,153        1,942,631       1,984,784         691,079
Homestead Apartments II, LTD.
  Homestead, FL                                  340,551        5,285,426       5,625,977       1,831,666
P.S. 157 Associates, L.P. (a)(b)
  New York, NY                                    36,500        9,556,636       9,593,136       3,350,523


                                                                             Life on which
                                                                             Depreciation in
                                              Year of                        Latest Income
                                            Construction/       Date          Statement is
             Description                     Renovation       Acquired          Computed*
----------------------------------------    ------------    ------------    ----------------
Apartment Complexes

Harbor Court Limited Partnership
  Staten Island, NY                                 1991       Dec. 1991          27.5 years
Old Public Limited Partnership
  Lawrenceburg, TN                                  1991       Dec. 1991          27.5 years
Lancaster Terrace Limited Partnership
  Salem, OR                                         1992       Feb. 1992       15-27.5 years
655 North Street Limited Partnership
  Baton Rouge, LA                                   1992       Mar. 1992          27.5 years
Landreth Venture
  Philadelphia, PA                                  1992       Mar. 1992            40 years
Homestead Apartments Associates Ltd. (b)
  Homestead, FL                                     1992       Mar. 1992            40 years
Bethel Villa Associates, L.P.
  Wilmington, DE                                    1992       Apr. 1992          27.5 years
West Diamond Street Associates
  Philadelphia, PA                                  1992        May 1992            40 years
Susquehanna Partners
  Philadelphia, PA                                  1992        May 1992         20-40 years
Boston Bay Limited Partnership
  Boston, MA                                        1991       Aug. 1992          27.5 years
Morrant Bay Limited Partnership
  Boston, MA                                        1991       Aug. 1992          27.5 years
Hope Bay Limited Partnership
  Boston, MA                                        1991       Aug. 1992          27.5 years
Lares Apartments Limited Partnership
  Lares, PR                                         1992       Aug. 1992            40 years
Lajas Apartments Limited Partnership
  Lajas, PR                                         1992       Aug. 1992            40 years
Arlington-Rodeo Properties
  Los Angeles, CA                                   1992       Aug. 1992          27.5 years
Conifer Bateman Associates
  Lowville, NY                                      1990       Aug. 1992       15-27.5 years
Hampden Hall Associates, L.P.
  St.  Louis, MO                                    1992       Sep. 1992          27.5 years
Chester Renaissance Associates
  Chester, PA                                       1992       Sep. 1992            40 years
Homestead Apartments II, LTD.
  Homestead, FL                                     1992       Oct. 1992            40 years
P.S. 157 Associates, L.P. (a)(b)
  New York, NY                                      1992       Nov. 1992            40 years

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                  (continued)

                                                             Initial Cost to Partnership
                                                            -----------------------------
                                                                                             Cost Capitalized
                                                                                               Subsequent to
                                                                            Buildings and       Acquisition:
             Description                    Encumbrances        Land        Improvements       Improvements
----------------------------------------    ------------    ------------    -------------    ----------------
Cloisters Limited Partnership II
  Philadelphia, PA                                     0          35,160                0           9,581,598
Creative Choice Homes II, LTD.
  Opa-Locka, FL                                7,175,382               0                0          21,663,231
Milford Crossing Associates L.P. (**)
  Milford, DE                                  2,366,974         203,006                0           4,389,033
BX-7F Associates, L.P.
  Bronx, NY                                    2,488,228               4        5,705,064             117,207
Los Angeles Limited Partnership
  Rio Piedras, PR                              3,914,747         201,210                0           6,706,783
Christine Apartments, L.P.
  Buffalo, NY                                  1,245,000          10,000        2,351,072             289,971
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                               4,229,245         800,000                0           8,949,460
Rolling Green Associates, L.P.
  Syracuse, NY                                11,906,566         180,000       19,583,101           2,353,242
Less:  Discontinued operations                (9,675,961)       (365,902)      (9,350,642)         (6,149,159)
                                            ------------    ------------    -------------    ----------------

                                            $ 75,276,001    $  4,755,964    $  71,146,618    $     95,337,803
                                            ============    ============    =============    ================


                                                            Buildings and                    Accumulated
             Description                        Land        Improvements        Total        Depreciation
----------------------------------------    ------------    -------------    ------------    ------------
Cloisters Limited Partnership II
  Philadelphia, PA                                36,745        9,580,013       9,616,758       3,314,952
Creative Choice Homes II, LTD.
  Opa-Locka, FL                                  574,637       21,088,594      21,663,231       7,181,658
Milford Crossing Associates L.P. (**)
  Milford, DE                                    115,519        4,476,520       4,592,039       2,317,355
BX-7F Associates, L.P.
  Bronx, NY                                        2,178        5,820,097       5,822,275       2,056,402
Los Angeles Limited Partnership
  Rio Piedras, PR                                203,384        6,704,609       6,907,993       2,228,997
Christine Apartments, L.P.
  Buffalo, NY                                     13,173        2,637,870       2,651,043       1,298,991
Plainsboro Housing Partners, L.P.
  Plainsboro, NJ                                 802,174        8,947,286       9,749,460       3,563,809
Rolling Green Associates, L.P.
  Syracuse, NY                                   182,174       21,934,169      22,116,343      10,704,283
Less:  Discontinued operations                  (377,368)     (15,488,335)    (15,865,703)     (5,491,064)
                                            ------------    -------------    ------------    ------------

                                            $  5,313,563    $ 165,926,822    $171,240,385    $ 70,978,449
                                            ============    =============    ============    ============

                                                                             Life on which
                                                                             Depreciation in
                                              Year of                        Latest Income
                                            Construction/       Date          Statement is
             Description                     Renovation       Acquired          Computed*
----------------------------------------    ------------    ------------    ----------------
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


* Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
** During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.
(a) The Partnership's Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2007. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(b) This property is included in discontinued operations for the year ended March 31, 2007. See Note 14 in Item 8, Financial Statements and Supplementary Data.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2007
                                   (continued)

                                          Cost of Property and Equipment                    Accumulated Depreciation
                                  ---------------------------------------------   ---------------------------------------------
                                                                      Years Ended March 31,
                                  ---------------------------------------------------------------------------------------------
                                       2007            2006            2005            2007            2006            2005
                                  -------------   -------------   -------------   -------------   -------------   -------------
Balance at beginning of period    $ 186,636,537   $ 185,665,410   $ 183,934,736   $  71,043,930   $  65,579,865   $  60,170,732

Additions during period:
Improvements                          1,717,395         974,534       1,840,217
Depreciation expense                                                                  5,495,470       5,467,472       5,454,743
Deductions during period:

Discontinued operations,
  dispositions, and impairments     (17,113,547)         (3,407)       (109,543)     (5,560,951)         (3,407)        (45,610)
                                  -------------   -------------   -------------   -------------   -------------   -------------

Balance at close of period        $ 171,240,385   $ 186,636,537   $ 185,665,410   $  70,978,449   $  71,043,930   $  65,579,865
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