Form 10-Q
period 2007-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2007-08-09
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           June 30,        March 31,
                                                                             2007            2007
                                                                        -------------    -------------
                                                                         (Unaudited)       (Audited)
ASSETS
Operating Assets

  Property and equipment, at cost, net of accumulated depreciation of
    $72,244,864 and $70,978,449, respectively                           $  99,210,405    $ 100,261,936
  Cash and cash equivalents                                                 3,818,524        2,240,570
  Cash held in escrow                                                      12,297,457       12,717,862
  Deferred costs, net of accumulated amortization of $1,923,726 and
    $1,890,663, respectively                                                1,126,168        1,159,231
  Other assets                                                              1,748,830        3,643,901
                                                                        -------------    -------------

Total operating assets                                                    118,201,384      120,023,500
                                                                        -------------    -------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $2,176,541 and $5,491,064, respectively                4,101,026       10,374,639
  Net assets held for sale                                                    248,916          546,794
                                                                        -------------    -------------
Total assets from discontinued operations                                   4,349,942       10,921,433
                                                                        -------------    -------------

Total assets                                                            $ 122,551,326    $ 130,944,933
                                                                        =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating Liabilities

  Mortgage notes payable                                                $  74,547,313    $  75,276,001
  Accounts payable                                                          4,850,414        6,591,153
  Accrued interest payable                                                 10,576,077       10,368,890
  Security deposits payable                                                   712,091          690,426
  Due to local general partners and affiliates                             11,475,114       11,475,587
  Due to general partners and affiliates                                   16,110,259       16,194,617
                                                                        -------------    -------------

Total operating liabilities                                               118,271,268      120,596,674
                                                                        -------------    -------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                            3,301,545        9,675,961
  Net liabilities held for sale (including minority interest)               1,087,528          783,817
                                                                        -------------    -------------
Total liabilities from discontinued operations                              4,389,073       10,459,778
                                                                        -------------    -------------

Total liabilities                                                         122,660,341      131,056,452
                                                                        -------------    -------------

Minority interests                                                          5,627,854        5,690,316
                                                                        -------------    -------------

Commitments and contingencies (Note 6)

Partners' capital (deficit)

  Limited partners (76,786 BACs issued and outstanding)                    (4,996,627)      (5,060,943)
  General partners                                                           (740,242)        (740,892)
                                                                        -------------    -------------

Total partners' capital (deficit)                                          (5,736,869)      (5,801,835)
                                                                        -------------    -------------

Total liabilities and partners' capital (deficit)                       $ 122,551,326    $ 130,944,933
                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                --------------------------
                                                                    2007          2006*
                                                                -----------    -----------
Revenues
Rental income                                                   $ 5,315,386    $ 5,140,645
Other income                                                        302,845        382,330
                                                                -----------    -----------

Total revenues                                                    5,618,231      5,522,975
                                                                -----------    -----------

Expenses
General and administrative                                        1,376,150      1,145,923
General and administrative-related parties (Note 2)                 543,017        527,779
Repairs and maintenance                                           1,175,834      1,165,824
Operating                                                           865,167        891,378
Taxes                                                               400,884        378,686
Insurance                                                           393,748        372,727
Financial, principally interest                                   1,012,778      1,038,319
Depreciation and amortization                                     1,299,478      1,308,628
                                                                -----------    -----------

Total expenses from operations                                    7,067,056      6,829,264
                                                                -----------    -----------

Loss from operations before minority interest                    (1,448,825)    (1,306,289)

Minority interest in loss of subsidiaries from operations             4,461          6,934
                                                                -----------    -----------

Loss from operations                                             (1,444,364)    (1,299,355)

Discontinued operations:
Income (loss) from discontinued operations (Note 5)               1,509,330       (160,652)
                                                                -----------    -----------
Net income (loss)                                               $    64,966    $(1,460,007)
                                                                ===========    ===========

Number of BACs outstanding                                           76,786         76,786
                                                                ===========    ===========

Loss from operations - limited partners                         $(1,429,921)   $(1,286,361)
Income (loss) from discontinued operations - limited partners     1,494,237       (159,046)
                                                                -----------    -----------
Net income (loss) - limited partners                            $    64,316    $(1,445,407)
                                                                ===========    ===========

Loss from operations per BAC                                    $    (18.62)   $    (16.75)
Income (loss) from discontinued operations per BAC                    19.46          (2.07)
                                                                -----------    -----------

Net income (loss) per BAC                                       $      0.84    $    (18.82)
                                                                ===========    ===========


* Reclassified to conform to current period's presentation.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                     Limited        General
                                       Total         Partners       Partner
                                    -----------    -----------    -----------
Partners' deficit - April 1, 2007   $(5,801,835)   $(5,060,943)   $  (740,892)

Net income                               64,966         64,316            650
                                    -----------    -----------    -----------

Partners' deficit - June 30, 2007   $(5,736,869)   $(4,996,627)   $  (740,242)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                             2007           2006
                                                                         -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                        $    64,966    $(1,460,007)
                                                                         -----------    -----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of properties                                                (2,021,693)             0
Depreciation and amortization                                              1,398,119      1,406,628
Minority interest in income (loss) of subsidiaries                           442,675         (6,934)
(Decrease) increase in due to general partner and affiliates                 (84,358)       691,964
Increase (decrease) in accounts payable                                      119,867       (475,230)
Increase in accrued interest payable                                         216,671      1,240,487
Increase in security deposit payable                                          40,351          6,324
Increase in other assets                                                      (4,910)       (94,310)
Decrease in cash held in escrow                                              356,075         72,225
                                                                         -----------    -----------
Total adjustments                                                            462,797      2,841,154
                                                                         -----------    -----------

Net cash provided by operating activities                                    527,763      1,381,147
                                                                         -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                                          (219,884)       (92,823)
Proceeds from sales                                                        2,023,209              0
(Decrease) increase in due to local general partners and affiliates             (473)       143,583
                                                                         -----------    -----------

Net cash provided by investing activities                                  1,802,852         50,760
                                                                         -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                                 (738,506)      (934,644)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                          (58,001)      (143,805)
                                                                         -----------    -----------

Net cash used in financing activities                                       (796,507)    (1,078,449)
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                  1,534,108        353,458

Cash and cash equivalents at beginning of period                           2,372,168      1,652,353
                                                                         -----------    -----------

Cash and cash equivalents at end of period**                             $ 3,906,276    $ 2,005,811
                                                                         ===========    ===========

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties                                         $ 2,023,209    $         0
Property and equipment, net of accumulated depreciation                   (6,157,368)             0
Other assets                                                              (2,010,782)             0
Cash held in escrow                                                         (178,570)             0
Deferred costs                                                               (51,595)             0
Mortgage notes payable                                                     6,364,598              0
Accounts payable and other liabilities                                     2,058,001              0
Due to local general partners and affiliates                                 (25,800)             0


** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $87,752 and $0, respectively.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $10,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2007.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007, the results of operations and its cash flows for the three months ended June 30, 2007 and 2006. However, the operating results for the three months ended June 30, 2007 may not be indicative of the results for the year.

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

As of June 30, 2007 and March 31, 2007, the Partnership owes an affiliate of the General Partner approximately $6,188,000 and $6,187,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations to related parties for the three months ended June 30, 2007 and 2006 were as follows:

                                                            Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                            2007         2006*
                                                         ----------   ----------
Partnership management fees (a)                          $  220,000   $  220,000
Expense reimbursement (b)                                    31,837       44,527
Property management fees incurred to affiliates of the
  General Partner (d)                                        44,468       36,289
Local administrative fee (c)                                 12,375       12,750
                                                         ----------   ----------
Total general and administrative-General Partner            308,680      313,566
                                                         ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)             234,337      214,213
                                                         ----------   ----------
Total general and administrative-related parties         $  543,017   $  527,779
                                                         ==========   ==========

* Reclassified for comparative purpose.


The General Partner and its affiliates perform services for the Partnership. The costs incurred from discontinued operations to related parties for the three months ended June 30, 2007 and 2006 were as follows:

                                                            Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                            2007         2006*
                                                         ----------   ----------
Local administrative fee (c)                             $    1,250   $    1,250
                                                         ----------   ----------
Total general and administrative-General Partner              1,250        1,250
                                                         ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)              24,756       13,192
                                                         ----------   ----------
Total general and administrative-related parties         $   26,006   $   14,442
                                                         ==========   ==========

* Reclassified for comparative purpose.


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $8,579,000 and $8,359,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,676,000 and $1,644,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $360,161 and $338,279 for the three months ended June 30, 2007 and 2006, respectively. Of these fees $259,093 and $227,405 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners") which includes $24,756 and $13,192 of these fees relating to discontinued operations. In addition $44,468 and $36,289 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 3 - Sale of Property

The Partnership is currently in the process of disposing of its investments. As of June 30, 2007, the Partnership sold the limited partnership interest in one Local Partnership. In addition, one Local Partnership entered into a purchase and sales agreement to sell its property and related assets and liabilities. Subsequently, the Partnership entered into an agreement to sell its limited partnership interest in another Local Partnership.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. ("P.S. 157") to the Local General Partner for a sales price of $1,996,490. The Partnership received proceeds of $1,996,490 and approximately $27,000 in cash reserves from this sale. The sale resulted in a gain of approximately $2,022,000 net of its capital basis in the Local Partnership of approximately $2,000 at the date of the sale and the $2,023,209 cash received from the sale. The sale resulted in the liquidation of P.S. 157.


Note 4 - Asset Held for Sale

On March 6, 2007, Homestead Apartments Associates Ltd. ("Homestead") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur in the quarter ending June 30, 2008. Homestead is being held as an asset held for sale as of June 30, 2007. As of March 31, 2007, Homestead had property and equipment, at cost, of approximately $6,236,000, accumulated depreciation of approximately $2,158,000 and mortgage debt of approximately $3,302,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 30, 2007 and March 31, 2007, respectively, P.S. 157 and Homestead were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:
---------------------------

                                                                    June 30,       March 31,
                                                                      2007           2007
                                                                  ------------   ------------
Assets
 Property and equipment - less accumulated depreciation of
   $2,176,541 and $5,491,064, respectively                        $  4,101,026   $ 10,374,639
 Cash and cash equivalents                                              87,752        131,598
 Cash held in escrow                                                   120,633        234,873
 Deferred costs, net of accumulated amortization of $76,597 and
   $99,201, respectively                                                 5,224         34,215
 Other assets                                                           35,307        146,108
                                                                  ------------   ------------
Total assets                                                      $  4,349,942   $ 10,921,433
                                                                  ============   ============

Liabilities
 Mortgage notes payable                                           $  3,301,545   $  9,675,961
 Accounts payable                                                       81,708        204,937
 Accrued interest payable                                              501,596        492,112
 Security deposit payable                                               52,231        107,711
 Due to local general partners and affiliates                          414,493        388,693
 Due to general partners and affiliates                                 37,500         37,500
 Minority interest                                                           -       (447,136)
                                                                  ------------   ------------
Total liabilities                                                 $  4,389,073   $ 10,459,778
                                                                  ============   ============


The  following  table   summarizes  the  results  of  operations  of  the  Local
Partnerships that are classified as discontinued operations. For the three months ended June 30, 2007, P.S. 157, which was sold during the current year, and Homestead, which was classified as an asset held for sale, were both classified as discontinued operations in the consolidated financial statements. For the three months ended June 30, 2006, in order to present comparable results to the three months ended June 30, 2007, P.S. 157 and Homestead were classified as discontinued operations in the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:
---------------------------------------------------

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               2007           2006
                                                                           -----------    -----------
Revenues

Rental income                                                              $   441,736    $   415,604
Other                                                                           11,407          9,149
Gain on sale of property                                                     2,021,693              -
                                                                           -----------    -----------

Total revenue                                                                2,474,836        424,753
                                                                           -----------    -----------

Expenses

General and administrative                                                     116,095         65,314
General and administrative-related parties (Note 2)                             26,006         14,442
Repairs and maintenance                                                         40,751        180,568
Operating and other                                                            105,824         91,853
Real estate taxes                                                               19,298         24,196
Insurance                                                                       32,886         27,907
Interest                                                                        78,869         83,125
Depreciation and amortization                                                   98,641         98,000
                                                                           -----------    -----------

Total expenses                                                                 518,370        585,405
                                                                           -----------    -----------

Income (loss) from discontinued operations before minority interest          1,956,466       (160,652)
                                                                           -----------    -----------

Minority interest in income of subsidiaries from discontinued operations      (447,136)             -
                                                                           -----------    -----------

Income (loss) from discontinued operations                                 $ 1,509,330    $  (160,652)
                                                                           ===========    ===========

Income (loss) - limited partners from discontinued operations              $ 1,494,237    $  (159,046)
                                                                           ===========    ===========

Number of BACs outstanding                                                      76,786         76,786
                                                                           ===========    ===========

Income (loss) from discontinued operations                                 $     19.46    $     (2.07)
                                                                           ===========    ===========

Cash flows from Discontinued Operations:

                                                                               Three Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               2007           2006
                                                                           -----------    -----------
                                                                           $(3,025,247)   $   446,763
Net cash (used in) provided by operating activities

Net cash provided by investing activities                                  $ 2,103,920    $    35,093

Net cash used in financing activities                                      $   (32,422)   $  (111,435)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II LTD. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner. The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2007 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full. The Partnership's investment in Opa-Locka at June 30, 2007 and March 31, 2007 was approximately $1,277,000 and $1,358,000, respectively, and the minority interest balance was $0 for both periods. Opa-Locka had net losses of approximately $81,000 and $1,614,000 for their three months ended March 31, 2007 and year ended December 31, 2006, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

The above circumstances have called into question the recoverability of the carrying amounts of the building. As a result, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), an impairment loss of $1,164,864 was recognized on the building and improvements during the year ended March 31, 2007.

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


Note 7 - Subsequent Event

On July 9, 2007, the Partnership entered into a purchase and sales agreement to sell its limited partnership interest in Hampden Hall Associates, L.P. ("Hampden Hall") for a sales price of approximately $955,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to take place in the quarter ending March 31, 2008. No assurance can be given that the sale will actually occur. As of March 31, 2007, Hampden Hall had property and equipment, at cost, of approximately $7,532,000, accumulated depreciation of approximately $3,637,000 and mortgage debt of approximately $2,054,000. As of June 30, 2007, the minority interest in equity totaled approximately $1,057,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 28 Local Partnerships. As of June 30, 2007, the limited partnership interest in one Local Partnership was sold. For a discussion of this sale, see Item 1, Note 3. In addition, as of June 30, 2007, one Local Partnership has entered into a purchase and sales agreement to sell its property and related assets and liabilities (see Item 1, Note 4). Approximately $8,600 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). Subsequently, the Partnership entered into an agreement to sell its limited partnership interest in another Local Partnership.

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships and sales proceeds and distributions. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

Cash distributions received from the operations of the Local Partnerships remain immaterial. Distributions from operations of approximately $53,000 and $21,000 were received during the three months ended June 30, 2007 and 2006, respectively. Additionally, during the three months ended June 30, 2007, the Partnership received approximately $2,023,000 of proceeds from sales. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders except in connection with the liquidation of the Partnership's investments. In any event, the General Partner does not expect the Partnership to make distributions sufficient to return to investors their original capital. These distributions and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($1,534,000) during the three months ended June 30, 2007, due to net cash provided by operating activities ($528,000) and proceeds from sale of property ($2,023,000) which exceeded acquisitions of property and equipment ($220,000), repayments of mortgage notes ($739,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($58,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are gain on sale of properties ($2,022,000) and depreciation and amortization ($1,398,000).

Total expenses from operations for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $4,211,783 and $3,954,538, respectively.

Accounts payable as of June 30, 2007and March 31, 2007 was $4,850,414 and $6,591,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 6) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of June 30, 2007 and March 31, 2007, totaled $81,708 and $204,937, respectively.

Accrued interest payable as of June 30, 2007 and March 31, 2007 was $10,576,077 and $10,368,890, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of June 30, 2007 and March 31, 2007, totaled $501,596 and $492,112, respectively.

The working capital reserve at June 30, 2007 was approximately $1,728,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $8,579,000 and $8,359,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor. Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 28 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years ("Credit Period"), and are transferable with the Property during the remainder of the ten year period. As of the tax year ended December 31, 2006, 26 of 28 Local Partnerships have completed their Credit Period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2010 with respect to the Local Partnerships depending upon when the Credit Period commenced.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8,
Note 2 to the consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). Through June 30, 2007, the Partnership has recorded $1,665,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There is one asset classified as property and equipment-held for sale as of June 30, 2007 (see Note 4 in Item 1).

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2007 and 2006, consisted primarily of the results of the Partnership's investment in Local Partnerships. The following discussion excludes the Partnership's results of its discontinued operations which are not reflected below.

Rental income remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

Other income decreased approximately $79,000 for the three months ended June 30, 2007, as compared to the corresponding period in 2006, primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership offset by an increase in interest earned on insurance proceeds at a second Local Partnership and an increase in tenant charges at a third Local Partnership.

Total expenses, excluding general and administrative, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

General and administrative increased approximately $230,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to an increase in legal fees at two Local Partnerships, an increase in bad debt expense at a third Local Partnership, an increase in janitorial salaries and management fee expense at a fourth Local Partnership and an increase in payroll and professional fees at a fifth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and the Chief Financial Officer of Related Independence Associates Inc., the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 1A. Risk Factors - No Changes

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

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

         (31.2)  Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

         (32.1)  Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
                 Section  1350 of Title 18 of the United  States Code (18 U.S.C.
                 1350)

         * Incorporated herein as an exhibit by reference to exhibits filedwith Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

                                   SIGNATURES


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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                                   By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                       its General Partner



                                       By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                           a General Partner



Date:  August 9, 2007                      By:  /s/ Robert L. Levy
       --------------                           ------------------
                                                Robert L. Levy
                                                Chief Financial Officer



Date:  August 9, 2007                      By:  /s/ Andrew J. Weil
       --------------                           ------------------
                                                Andrew J. Weil
                                                President and Chief Executive
Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independent Tax Credit Plus L.P.;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 9, 2007                       By:  /s/ Robert L. Levy
               --------------                            ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independent Tax Credit Plus L.P.;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 9, 2007                       By:  /s/ Andrew J. Weil
               --------------                            ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 9, 2007                                      August 9, 2007