Form 10-Q
period 2007-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2007-11-13
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                        September 30,      March 31,
                                                                            2007              2007
                                                                        -------------    -------------
                                                                         (Unaudited)       (Audited)
ASSETS
Operating Assets

  Property and equipment, at cost, net of accumulated depreciation of
    $64,955,875 and $70,978,449, respectively                           $  88,036,849    $ 100,261,936
  Cash and cash equivalents                                                 2,117,054        2,240,570
  Cash held in escrow                                                      11,726,273       12,717,862
  Deferred costs, net of accumulated amortization of $1,855,502 and
    $1,890,663, respectively                                                  899,774        1,159,231
  Other assets                                                              1,722,762        3,643,901
                                                                        -------------    -------------

Total operating assets                                                    104,502,712      120,023,500
                                                                        -------------    -------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $10,734,671 and $5,491,064, respectively              14,080,459       10,374,639
  Net assets held for sale                                                  1,942,254          546,794
                                                                        -------------    -------------
Total assets from discontinued operations                                  16,022,713       10,921,433
                                                                        -------------    -------------

Total assets                                                            $ 120,525,425    $ 130,944,933
                                                                        =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating Liabilities

  Mortgage notes payable                                                $  67,887,785    $  75,276,001
  Accounts payable                                                          5,048,604        6,591,153
  Accrued interest payable                                                 10,946,461       10,368,890
  Security deposits payable                                                   562,552          690,426
  Due to local general partners and affiliates                             11,578,368       11,475,587
  Due to general partners and affiliates                                   15,080,008       16,194,617
                                                                        -------------    -------------

Total operating liabilities                                               111,103,778      120,596,674
                                                                        -------------    -------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                            9,103,957        9,675,961
  Net liabilities held for sale (including minority interest)               2,019,885          783,817
                                                                        -------------    -------------
Total liabilities from discontinued operations                             11,123,842       10,459,778
                                                                        -------------    -------------

Total liabilities                                                         122,227,620      131,056,452
                                                                        -------------    -------------

Minority interests                                                          4,981,484        5,690,316
                                                                        -------------    -------------

Commitments and contingencies (Note 6)

Partners' capital (deficit)

  Limited partners (76,786 BACs issued and outstanding)                    (5,933,969)      (5,060,943)
  General partners                                                           (749,710)        (740,892)
                                                                        -------------    -------------

Total partners' capital (deficit)                                          (6,683,679)      (5,801,835)
                                                                        -------------    -------------

Total liabilities and partners' capital (deficit)                       $ 120,525,425    $ 130,944,933
                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2007            2006*           2007            2006*
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  5,128,389    $  4,451,466    $  9,864,411    $  9,024,401
Other income                                                 2,635         108,675         282,300         469,919
                                                      ------------    ------------    ------------    ------------

Total revenues                                           5,131,024       4,560,141      10,146,711       9,494,320
                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                 975,212       1,092,153       2,208,451       2,107,282
General and administrative-related parties (Note 2)        534,813         503,741       1,052,313       1,001,051
Repairs and maintenance                                  1,158,738       1,092,029       2,245,531       2,161,798
Operating                                                  609,996         620,959       1,377,799       1,399,824
Taxes                                                      375,869         346,091         759,090         705,930
Insurance                                                  341,719         300,779         687,709         627,612
Financial, principally interest                            910,488         958,907       1,857,262       1,927,320
Depreciation and amortization                            1,179,652       1,159,816       2,342,401       2,332,212
                                                      ------------    ------------    ------------    ------------

Total expenses from operation                            6,086,487       6,074,475      12,530,556      12,263,029
                                                      ------------    ------------    ------------    ------------

Loss from operations before minority interest             (955,463)     (1,514,334)     (2,383,845)     (2,768,709)

Minority interest in loss of subsidiaries from
 operations                                                  5,188           6,674           9,557          13,326
                                                      ------------    ------------    ------------    ------------

Loss from operations                                      (950,275)     (1,507,660)     (2,374,288)     (2,755,383)

Discontinued operations:
Income (loss) from discontinued operations
 (including minority interest and gain on sale of
 property) (Note 5)                                          3,465         (19,134)      1,492,444        (231,418)
                                                      ------------    ------------    ------------    ------------
Net loss                                              $   (946,810)   $ (1,526,794)   $   (881,844)   $ (2,986,801)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Loss from operations - limited partners               $   (940,772)   $ (1,492,583)   $ (2,350,545)   $ (2,727,829)
Income (loss) from discontinued operations
 (including minority interest and gain on sale of
  property) - limited partners                               3,430         (18,943)      1,477,519        (229,104)
                                                      ------------    ------------    ------------    ------------
Net loss - limited partners                           $   (937,342)   $ (1,511,526)   $   (873,026)   $ (2,956,933)
                                                      ============    ============    ============    ============

Loss from operations per BAC                          $     (12.25)   $     (19.44)   $     (30.61)   $     (35.53)
Income (loss) from discontinued operations per BAC            0.04           (0.25)          19.24           (2.98)
                                                      ------------    ------------    ------------    ------------

Net loss per BAC                                      $     (12.21)   $     (19.69)   $     (11.37)   $     (38.51)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                          Limited        General
                                            Total         Partners       Partner
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2007        $(5,801,835)   $(5,060,943)   $  (740,892)

Net loss                                    (881,844)      (873,026)        (8,818)
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2007   $(6,683,679)   $(5,933,969)   $  (749,710)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                             2007           2006
                                                                         -----------    -----------
Cash flows from operating activities:
Net loss                                                                 $  (881,844)   $(2,986,801)
                                                                         -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of properties                                                (2,021,693)             0
Depreciation and amortization                                              2,701,756      2,796,287
Minority interest in income (loss) of subsidiaries                           437,655        (13,864)
(Decrease) increase in due to general partner and affiliates              (1,084,609)       896,096
Increase (decrease) in accounts payable                                      520,723       (193,624)
Increase in accrued interest payable                                         616,704      1,610,752
Increase in security deposit payable                                          47,079          1,699
(Increase) decrease in other assets                                         (275,894)        42,413
Decrease (increase) in cash held in escrow                                    56,412       (389,718)
                                                                         -----------    -----------
Total adjustments                                                            998,133      4,750,041
                                                                         -----------    -----------

Net cash provided by operating activities                                    116,289      1,763,240
                                                                         -----------    -----------

Cash flows provided by (used in) investing activities:
Increase in property and equipment                                          (294,902)      (225,918)
Proceeds from sales                                                        2,023,209              0
Increase in due to local general partners and affiliates                      94,738        116,213
                                                                         -----------    -----------

Net cash provided by (used in) investing activities                        1,823,045       (109,705)
                                                                         -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                               (1,595,622)    (1,809,300)
Decrease in capitalization of consolidated subsidiaries
   attributable to minority interest                                        (125,095)      (144,443)
                                                                         -----------    -----------

Net cash used in financing activities                                     (1,720,717)    (1,953,743)
                                                                         -----------    -----------
                                                                             218,617       (300,208)
Net increase (decrease) in cash and cash equivalents

Cash and cash equivalents at beginning of period                           2,372,168      1,652,353
                                                                         -----------    -----------

Cash and cash equivalents at end of period**                             $ 2,590,785    $ 1,352,145
                                                                         ===========    ===========

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties                                         $ 2,023,209    $         0
Property and equipment, net of accumulated depreciation                   (6,157,368)             0
Other assets                                                              (2,063,220)             0
Cash held in escrow                                                         (178,570)             0
Deferred costs                                                               (51,595)             0
Mortgage notes payable                                                     6,364,598              0
Accounts payable and other liabilities                                     2,110,439              0
Due to local general partners and affiliates                                 (25,800)             0


** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $473,731 and $0, respectively.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $10,000 and $0 and $20,000 for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the year.

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

As of September 30, 2007 and March 31, 2007, the Partnership owes an affiliate of the General Partner approximately $4,869,000 and $6,187,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced monies to two Local Partnerships to fund their operations. As of September 30, 2007 and March 31, 2007 the advances from the Partnership to the two Local Partnerships amounted to approximately $6,525,000 and $5,976,000, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations to related parties for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                            Three Months Ended         Six Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                             2007        2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  220,000   $  220,000   $  440,000   $  440,000
Expense reimbursement (b)                                    54,436       51,277       86,273       95,804
Property management fees incurred to affiliates of the
  General Partner (d)                                        44,469       36,289       88,937       72,578
Local administrative fee (c)                                  9,875        9,250       19,750       19,500
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partner            328,780      316,816      634,960      627,882
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)             206,033      186,925      417,353      373,169
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  534,813   $  503,741   $1,052,313   $1,001,051
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purpose.


The General Partner and its affiliates perform services for the Partnership. The costs incurred from discontinued operations to related parties for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                            Three Months Ended         Six Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                             2007        2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Local administrative fee (c)                             $    3,750   $    3,750   $    7,500   $    7,500
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partner              3,750        3,750        7,500        7,500
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)              33,693       43,116       81,466       84,277
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $   37,443   $   46,866   $   88,966   $   91,777
                                                         ==========   ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $8,799,000 and $8,359,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,730,000 and $1,644,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred by subsidiary partnerships amounted to $366,204 and $341,943 and $726,365 and $680,222 for the three and six months ended September 30, 2007 and 2006, respectively. Of these fees $239,726 and $230,041 and $498,819 and $457,446 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners") which includes $33,693 and $43,116 and $81,466 and $84,277 of these fees relating to discontinued operations. In addition $44,469 and $36,289 and $88,937 and $72,578 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Note 3 - Sale of Property

The Partnership is currently in process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 30, 2007, the Partnership sold the limited partnership interest in one Local Partnership. In addition, as of September 30, 2007, three Local Partnerships have entered into an agreement to sell their property and the related assets and liabilities and the Partnership entered into agreements to sell its limited Partnership interest in two Local Partnerships (see Note 4). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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


Note 4 - Asset Held for Sale

On September 12, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in BX-7F Associates ("Beaumont") to the Local General Partner for a sales price of $2,100,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during the quarter ending March 31, 2008. No assurance can be given that the sale will actually occur. Beaumont is being held as an asset held for sale as of September 30, 2007. As of June 30, 2007, Beaumont had property and equipment, at cost, of approximately $5,794,000, accumulated depreciation of approximately $2,108,000 and mortgage debt of approximately $2,409,000.

On September 5, 2007, Lancaster Terrace Limited Partnership ("Lancaster Terrace") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the quarter ending March 31, 2008. Lancaster Terrace is being held as an asset held for sale as of September 30, 2007. As of June 30, 2007, Lancaster Terrace had property and equipment, at cost, of approximately $3,914,000 and accumulated depreciation of approximately $2,268,000 and mortgage debt of approximately $1,357,000.

On August 13, 2007, Harbor Court Limited Partnership ("Harbor Court") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the quarter ending March 31, 2008. Harbor Court is being held as an asset held for sale as of September 30, 2007. As of June 30, 2007, Harbor Court had property and equipment, at cost, of approximately $1,147,000 and accumulated depreciation of approximately $443,000.

On July 9, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Hampden Hall Associates, L.P. ("Hampden Hall") to an affiliate of the Local General Partner for a sales price of approximately $955,000 plus the Local General Partner's capital of approximately $1,216,000. The sales documents have been executed and the initial deposit funds are being held in escrow. The closing is expected to occur during the quarter ending March 31, 2008. No assurance can be given that the sale will actually occur. Hampden Hall is being held as an asset held for sale as of September 30, 2007. As of June 30, 2007, Hampden Hall had property and equipment, at cost, of approximately $7,544,000, accumulated depreciation of approximately $3,692,000 and mortgage debt of approximately $2,046,000.

On March 6, 2007, Homestead Apartments Associates Ltd. ("Homestead") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the quarter ending June 30, 2008. Homestead is being held as an asset held for sale as of September 30, 2007. As of June 30, 2007, Homestead had property and equipment, at cost, of approximately $6,238,000, accumulated depreciation of approximately $2,146,000 and mortgage debt of approximately $3,292,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were under contract to be sold, and, therefore, classified as assets held for sale. As of September 30, 2007, P.S. 157, Homestead, Hampden Hall, Harbor Court, Lancaster Terrace and Beaumont were classified as discontinued operations in the consolidated financial statements. As of March 31, 2007, P.S. 157 and Homestead were classified as discontinued operations in the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Consolidated Balance Sheets:
----------------------------

                                                                   September 30,    March 31,
                                                                       2007           2007
                                                                   ------------   ------------
Assets
 Property and equipment - less accumulated depreciation of
   $10,734,671 and $5,491,064, respectively                        $ 14,080,459   $ 10,374,639
 Cash and cash equivalents                                              473,731        131,598
 Cash held in escrow                                                    991,480        234,873
 Deferred costs, net of accumulated amortization of $179,317 and
   $99,201, respectively                                                197,122         34,215
 Other assets                                                           279,921        146,108
                                                                   ------------   ------------
Total assets                                                       $ 16,022,713   $ 10,921,433
                                                                   ============   ============

Liabilities
 Mortgage notes payable                                            $  9,103,957   $  9,675,961
 Accounts payable                                                       231,936        204,937
 Accrued interest payable                                               531,245        492,112
 Security deposit payable                                               208,498        107,711
 Due to local general partners and affiliates                           406,450        388,693
 Due to general partners and affiliates                                  67,500         37,500
 Minority interest                                                      574,256       (447,136)
                                                                   ------------   ------------
Total liabilities                                                  $ 11,123,842   $ 10,459,778
                                                                   ============   ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and six months ended September 30, 2007, P.S. 157, which was sold during the current year, and Homestead, Hampton Hall, Harbor Court, Lancaster Terrace and Beaumont, which are classified as assets held for sale, were classified as discontinued operations in the consolidated financial statements. For the three and six months ended September 30, 2006, in order to present comparable results to the three and six months ended September 30, 2007, P.S. 157, Homestead, Hampden Hall, Harbor Court, Lancaster Terrace and Beaumont were classified as discontinued operations in the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:
---------------------------------------------------

                                                                     Three Months Ended                  Six Months Ended
                                                                         September 30,                     September 30,
                                                                ------------------------------    ------------------------------
                                                                     2007             2006            2007             2006
                                                                -------------    -------------    -------------    -------------
Revenues

Rental income                                                   $     782,022    $   1,005,234    $   1,803,122    $   1,988,548
Other                                                                  27,184           19,561           61,771           49,796
Gain on sale of property                                                    0                0        2,021,693                0
                                                                -------------    -------------    -------------    -------------

Total revenue                                                         809,206        1,024,795        3,886,586        2,038,344
                                                                -------------    -------------    -------------    -------------

Expenses

General and administrative                                            168,758          178,865          427,764          374,972
General and administrative-related parties (Note 2)                    37,443           46,866           88,966           91,777
Repairs and maintenance                                               119,715          196,900          249,507          473,523
Operating and other                                                   105,108          119,931          308,296          324,297
Real estate taxes                                                      33,962           39,098           70,923           82,141
Insurance                                                              85,411           80,866          166,055          154,667
Interest                                                              131,191          151,817          276,064          304,848
Depreciation and amortization                                         123,985          229,842          359,355          464,075
                                                                -------------    -------------    -------------    -------------

Total expenses                                                        805,573        1,044,185        1,946,930        2,270,300
                                                                -------------    -------------    -------------    -------------

Income(loss) from discontinued operations before minority
   interest                                                             3,633          (19,390)       1,939,656         (231,956)

Minority interest in income of subsidiaries from discontinued
   operations                                                            (168)             256         (447,212)             538
                                                                -------------    -------------    -------------    -------------

Income (loss) from discontinued operations                      $       3,465    $     (19,134)   $   1,492,444    $    (231,418)
                                                                =============    =============    =============    =============

Income (loss) - limited partners from discontinued operations   $       3,430    $     (18,943)   $   1,477,519    $    (229,104)
                                                                =============    =============    =============    =============

Number of BACs outstanding                                             76,786           76,786           76,786           76,786
                                                                =============    =============    =============    =============

Income (loss) from discontinued operations                      $        0.04    $       (0.25)   $       19.24    $       (2.98)
                                                                =============    =============    =============    =============

Cash flows from Discontinued Operations:

                                                                                                         Six Months Ended
                                                                                                           September 30,
                                                                                                  ------------------------------
                                                                                                      2007             2006
                                                                                                  -------------    -------------
Net cash (used in) provided by operating activities                                               $  (3,095,991)   $     923,271

Net cash provided by investing activities                                                         $   2,232,340    $      19,666

Net cash used in financing activities                                                             $     (36,816)   $    (134,962)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II LTD. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner. The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2007 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full. The Partnership's investment in Opa-Locka at September 30, 2007 and March 31, 2007 was

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


approximately $1,453,000 and $1,358,000, respectively, and the minority interest balance was $0 for both periods. Opa-Locka had net income (loss) of approximately $95,000 and $(1,614,000) for their six months ended June 30, 2007 and year ended December 31, 2006, respectively.

These conditions raise substantial doubt about Opa-Locka's ability to continue as a going concern. The ability for Opa-Locka to continue as a going concern is based on the Local General Partner's continuing ability to fund operating losses. This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years. The financial statements do not include any adjustments that might be necessary if Opa-Locka is unable to continue as a going concern.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane. Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,500,000. Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $6,721,538. As of September 30, 2007, $4,000,000 of insurance proceeds have been received by the mortgage company which is acting as administrator and trustee of the funds. A balance of approximately $2,780,000 remains payable to the construction company as of September 30, 2007 related to the rehabilitation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 28 Local Partnerships. Approximately $8,600 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). As of September 30, 2007, the limited partnership interest in one Local Partnership was sold. For a discussion of this sale, see Item 1, Note 3. In addition, as of September 30, 2007, the Partnership has entered into agreements to sell its limited partnership interests in two Local Partnerships and three Local Partnerships have entered into a purchase and sales agreement to sell their property and related assets and liabilities (see Item 1, Note 4).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary source of funds is cash distributions from the operations of the Local Partnerships and sales proceeds and distributions. These cash distributions, which remain immaterial, are available to meet obligations of the Partnership.

Cash distributions received from the operations of the Local Partnerships remain immaterial. Distributions from operations of approximately $53,000 and $22,000 were received during the six months ended September 30, 2007 and 2006, respectively. Additionally, during the six months ended September 30, 2007, the Partnership received approximately $2,023,000 of proceeds from sales. Management expects that the distributions received from the Local Partnerships will increase, although not to a level sufficient to permit providing cash distributions to BACs holders except in connection with the liquidation of the Partnership's investments. In any event, the General Partner does not expect the Partnership to make distributions sufficient to return to investors their original capital. These distributions and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($219,000) during the six months ended September 30, 2007, due to net cash provided by operating activities ($116,000), proceeds from sale of property ($2,023,000) and an increase in due to local general partners and affiliates relating to investing activities ($95,000) which exceeded acquisitions of property and equipment ($295,000), repayments of mortgage notes ($1,596,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($125,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities are gain on sale of properties ($2,022,000) and depreciation and amortization ($2,702,000).

Total expenses from operations for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,461,534 and $3,452,011 and $7,278,580 and $7,002,446, respectively.

Accounts payable as of September 30, 2007and March 31, 2007 was $5,048,604 and $6,591,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 6) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of September 30, 2007 and March 31, 2007, totaled $231,936 and $204,937, respectively.

Accrued interest payable as of September 30, 2007 and March 31, 2007 was $10,946,461 and $10,368,890, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of September 30, 2007 and March 31, 2007, totaled $531,245 and $492,112, respectively.

The working capital reserve at September 30, 2007 was approximately $127,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $8,799,000 and $8,359,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 6. Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). Through September 30, 2007, the Partnership has recorded $1,665,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are five assets classified as property and equipment-held for sale as of September 30, 2007 (see Note 4 in Item 1).

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2007 and 2006, consisted primarily of the results of the Partnership's investment in Local Partnerships. The following discussion excludes the Partnership's results of its discontinued operations which are not reflected below.

Rental income increased approximately 15% and 9% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to the re-renting of units that were vacant due to hurricane damages at one Local Partnership, an increase in tenant assistance payments at a second Local Partnership and a decrease in write-offs of rent receivables and a decrease in vacancies at a third Local Partnership.

Other income decreased approximately $106,000 and $188,000 for the three and six months ended September 30, 2007, as compared to the corresponding periods in 2006, primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership and a decrease in utility allowance expense reimbursements at a second Local Partnership.

Total expenses, excluding insurance, remained fairly consistent with a decrease of less than 1% and an increase of 2% for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006.

Insurance increased approximately $41,000 and $60,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in insurance premiums due to hurricanes at one Local Partnership and an underaccrual in insurance expense in 2006 at a second Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2007.

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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                              By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                  its General Partner



                                  By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                      a General Partner



Date:  November 13, 2007              By:  /s/ Robert L. Levy
       -----------------                   ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date:  November 13, 2007              By:  /s/ Andrew J. Weil
       -----------------                   ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P.;

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



         Date: November 13, 2007                     By: /s/ Robert L. Levy
               -----------------                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P.;

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



         Date: November 13, 2007                     By: /s/ Andrew J. Weil
               -----------------                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy, and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 13, 2007                                   November 13, 2007