Form 10-Q
period 2007-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2008-02-07
CIK 869615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                         December 31,      March 31,
                                                                            2007             2007
                                                                        -------------    -------------
                                                                         (Unaudited)       (Audited)
ASSETS
Operating Assets

  Property and equipment, at cost, net of accumulated depreciation of
    $65,086,811 and $70,978,449, respectively                           $  86,220,749    $ 100,261,936
  Cash and cash equivalents                                                 1,478,343        2,240,570
  Cash held in escrow                                                      11,639,107       12,717,862
  Deferred costs, net of accumulated amortization of $1,887,568 and
    $1,890,663, respectively                                                  868,584        1,159,231
  Other assets                                                              2,081,793        3,643,901
                                                                        -------------    -------------

Total operating assets                                                    102,288,576      120,023,500
                                                                        -------------    -------------

Assets from discontinued operations (Note 5)
  Property and equipment held for sale, net of accumulated
     depreciation of $10,832,572 and $5,491,064, respectively              14,012,076       10,374,639
  Net assets held for sale                                                  2,013,994          546,794
                                                                        -------------    -------------
Total assets from discontinued operations                                  16,026,070       10,921,433
                                                                        -------------    -------------

Total assets                                                            $ 118,314,646    $ 130,944,933
                                                                        =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Operating Liabilities

  Mortgage notes payable                                                $  67,088,941    $  75,276,001
  Accounts payable                                                          4,694,616        6,591,153
  Accrued interest payable                                                 11,032,251       10,368,890
  Security deposits payable                                                   608,594          690,426
  Due to local general partners and affiliates                             11,366,187       11,475,587
  Due to general partners and affiliates                                   13,452,195       16,194,617
                                                                        -------------    -------------

Total operating liabilities                                               108,242,784      120,596,674
                                                                        -------------    -------------

Liabilities from discontinued operations (Note 5)
  Mortgage notes payable of assets held for sale                            9,034,760        9,675,961
  Net liabilities held for sale (including minority interest)               4,046,789          783,817
                                                                        -------------    -------------
Total liabilities from discontinued operations                             13,081,549       10,459,778
                                                                        -------------    -------------

Total liabilities                                                         121,324,333      131,056,452
                                                                        -------------    -------------

Minority interests                                                          4,811,277        5,690,316
                                                                        -------------    -------------

Commitments and contingencies (Note 6)

Partners' capital (deficit)

  Limited partners (76,786 BACs issued and outstanding)                    (7,059,881)      (5,060,943)
  General partners                                                           (761,083)        (740,892)
                                                                        -------------    -------------

Total partners' capital (deficit)                                          (7,820,964)      (5,801,835)
                                                                        -------------    -------------

Total liabilities and partners' capital (deficit)                       $ 118,314,646    $ 130,944,933
                                                                        =============    =============


          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended              Nine months Ended
                                                              December 31,                   December 31,
                                                      ----------------------------    ----------------------------
                                                          2007            2006*           2007            2006*
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  4,536,248    $  4,522,111    $ 14,370,866    $ 13,521,716
Other income                                               277,094         156,181         559,393         626,100
                                                      ------------    ------------    ------------    ------------

Total revenues                                           4,813,342       4,678,292      14,930,259      14,147,816
                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                               1,076,719       1,066,277       3,256,306       3,135,250
General and administrative-related parties (Note 2)        535,412         494,881       1,588,975       1,497,182
Repairs and maintenance                                  1,405,950         706,524       3,622,754       2,838,702
Operating                                                  566,572         515,949       1,930,785       1,903,574
Taxes                                                      375,718         359,549       1,127,508       1,057,464
Insurance                                                  341,301         324,559       1,029,010         947,818
Financial, principally interest                            911,329         987,191       2,749,717       2,897,390
Depreciation and amortization                            1,162,432       1,125,040       3,474,569       3,425,022
                                                      ------------    ------------    ------------    ------------

Total expenses from operation                            6,375,433       5,579,970      18,779,624      17,702,402
                                                      ------------    ------------    ------------    ------------

Loss from operations before minority interest           (1,562,091)       (901,678)     (3,849,365)     (3,554,586)

Minority interest in loss of subsidiaries from
 operations                                                  6,630           4,864          15,225          17,045
                                                      ------------    ------------    ------------    ------------

Loss from operations                                    (1,555,461)       (896,814)     (3,834,140)     (3,537,541)

Discontinued operations:
Income (loss) from discontinued operations
 (including minority interest and gain on sale of
 property) (Note 5)                                        418,176             675       1,815,011        (345,399)
                                                      ------------    ------------    ------------    ------------
Net loss                                              $ (1,137,285)   $   (896,139)   $ (2,019,129)   $ (3,882,940)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  76,786          76,786          76,786          76,786
                                                      ============    ============    ============    ============

Loss from operations - limited partners               $ (1,539,906)   $   (887,846)   $ (3,795,799)   $ (3,502,166)
Income (loss) from discontinued operations
 (including minority interest and gain on sale of
 property) - limited partners                              413,994             668       1,796,861        (341,945)
                                                      ------------    ------------    ------------    ------------
Net loss - limited partners                           $ (1,125,912)   $   (887,178)   $ (1,998,938)   $ (3,844,111)
                                                      ============    ============    ============    ============

Loss from operations per BAC                          $     (20.05)   $     (11.56)   $     (49.43)   $     (45.61)
Income (loss) from discontinued operations per BAC            5.39            0.01           23.40           (4.45)
                                                      ------------    ------------    ------------    ------------

Net loss per BAC                                      $     (14.66)   $     (11.55)   $     (26.03)   $     (50.06)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Deficit
                                   (Unaudited)

                                                         Limited        General
                                           Total         Partners       Partner
                                        -----------    -----------    -----------
Partners' deficit - April 1, 2007       $(5,801,835)   $(5,060,943)   $  (740,892)

Net loss                                 (2,019,129)    (1,998,938)       (20,191)
                                        -----------    -----------    -----------

Partners' deficit - December 31, 2007   $(7,820,964)   $(7,059,881)   $  (761,083)
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

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                         --------------------------
                                                                             2007           2006
                                                                         -----------    -----------
Cash flows from operating activities:
Net loss                                                                 $(2,019,129)   $(3,882,940)
                                                                         -----------    -----------
Adjustments to  reconcile  net loss to net cash (used in)
   provided by operating activities:
Gain on sale of properties                                                (2,309,105)             0
Depreciation and amortization                                              3,980,550      4,221,310
Minority interest in loss of subsidiaries                                    267,525        (18,888)
Capital contribution - General Partner                                             0        220,000
Decrease in due to local general partners and affiliates                    (186,403)             0
(Decrease) increase in due to general partner and affiliates              (1,005,033)       996,250
Increase in accounts payable                                               2,794,363        116,887
Increase in accrued interest payable                                         699,308      2,006,910
Increase in security deposit payable                                          88,378          1,775
Increase in other assets                                                  (2,321,256)      (444,852)
Increase in cash held in escrow                                              (30,994)      (405,446)
                                                                         -----------    -----------
Total adjustments                                                          1,977,333      6,693,946
                                                                         -----------    -----------

Net cash (used in) provided by operating activities                          (41,796)     2,811,006
                                                                         -----------    -----------

Cash flows from investing activities:
Increase in property and equipment                                          (511,483)      (264,832)
Proceeds from sales                                                        2,023,209              0
Decrease in cash held in escrow                                               78,478              0
Increase in due to local general partners and affiliates                     281,141        115,806
                                                                         -----------    -----------

Net cash provided by (used in) investing activities                        1,871,345       (149,026)
                                                                         -----------    -----------

Cash flows from financing activities:
Repayment of mortgage notes                                               (2,077,003)    (2,353,187)
Increase in deferred costs                                                    (1,750)             0
Decrease in due to local general partners and affiliates                     (25,778)             0
Decrease in capitalization of consolidated subsidiaries
   attributable to minority interest                                        (125,095)      (144,443)
                                                                         -----------    -----------

Net cash used in financing activities                                     (2,229,626)    (2,497,630)
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents                        (400,077)       164,350

Cash and cash equivalents at beginning of period                           2,372,168      1,652,353
                                                                         -----------    -----------

Cash and cash equivalents at end of period**                             $ 1,972,091    $ 1,816,703
                                                                         ===========    ===========

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties                                         $ 2,023,209    $         0
Property and equipment, net of accumulated depreciation                   (7,014,871)             0
Other assets                                                              (3,771,249)             0
Cash held in escrow                                                         (198,951)             0
Deferred costs                                                               (51,595)             0
Mortgage notes payable                                                     6,751,258              0
Accounts payable and other liabilities                                     2,704,562              0
Due to general partners and affiliates                                     1,706,139              0
Due to local general partners and affiliates                                 160,603              0


** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $493,748 and $0, respectively.

          See accompanying notes to consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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

Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $11,000 and $0 and $30,000 and $4,000 for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2007, the results of operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements
--------------------------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of December 31, 2007 and March 31, 2007, the Partnership owes an affiliate of the General Partner approximately $2,952,000 and $6,187,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced monies to the Local Partnerships to fund their operations. As of December 31, 2007 and March 31, 2007 the advances from the Partnership to the Local Partnerships amounted to approximately $4,946,000 and $5,976,000, respectively.

The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations to related parties for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Partnership management fees (a)                          $  220,000   $  220,000   $  660,000   $  660,000
Expense reimbursement (b)                                    68,018       43,301      154,291      139,105
Property management fees incurred to affiliates of the
  General Partner (d)                                        44,468       36,288      133,405      108,866
Local administrative fee (c)                                 10,500       10,875       31,500       31,625
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partner            342,986      310,464      979,196      939,596
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)             192,426      184,417      609,779      557,586
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $  535,412   $  494,881   $1,588,975   $1,497,182
                                                         ==========   ==========   ==========   ==========

* Reclassified for comparative purpose.


The General Partner and its affiliates perform services for the Partnership. The costs incurred from discontinued operations to related parties for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                           Three Months Ended         Nine Months Ended
                                                               December 31,              December 31,
                                                         -----------------------   -----------------------
                                                            2007         2006*        2007         2006*
                                                         ----------   ----------   ----------   ----------
Local administrative fee (c)                             $    3,125   $    3,125   $    9,375   $    9,375
                                                         ----------   ----------   ----------   ----------
Total general and administrative-General Partner              3,125        3,125        9,375        9,375
                                                         ----------   ----------   ----------   ----------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)              34,015       41,643      115,481      125,920
                                                         ----------   ----------   ----------   ----------
Total general and administrative-related parties         $   37,140   $   44,768   $  124,856   $  135,295
                                                         ==========   ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $9,019,000 and $8,359,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,798,000 and $1,644,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

(c) Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


(d) Property management fees incurred by subsidiary partnerships amounted to $296,183 and $335,807 and $1,022,548 and $1,016,029 for the three and nine months ended December 31, 2007 and 2006, respectively. Of these fees $226,441 and $226,060 and $725,260 and $683,506 were incurred to affiliates of general partners of the Local Partnership ("Local General Partners") which includes $34,015 and $41,643 and $115,481 and $125,920 of these fees relating to discontinued operations. In addition $44,468 and $36,288 and $133,405 and $108,866 were incurred to affiliates of the Partnership.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the "Local Partnership Agreements"), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.


Note 3 - Sale of Property

The Partnership is currently in process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 31, 2007, the Partnership sold the limited partnership interest in one Local Partnership, the property and the related assets and liabilities of one Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of December 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership has entered into agreements to sell its limited partnership interest in two Local Partnerships (see Note 4). Subsequently, on January 17, 2008, the Partnership sold its limited partnership interest in one of these Local Partnerships (see Note 7). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On November 30, 2007, the property and the related assets and liabilities of Harbor Court Limited Partnership ("Harbor Court") were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $1,969,985 as a distribution from this sale after the repayment of mortgages, other liabilities, closing costs and distributions to minority interests of approximately $130,000. The sale resulted in a gain of approximately $989,000 resulting from the write-off of the deficit basis in the property, which will be recognized in the quarter ended March 31, 2008.

On October 31, 2007, Old Public Limited Partnership ("Old Public") transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure. The transfer of assets of approximately $851,000 and liabilities of $1,138,000 resulted in a gain of approximately $287,000. As of the transfer date, Old Public had property and equipment, at cost, of approximately $1,732,000, accumulated depreciation of approximately $979,000 and mortgage debt of approximately $387,000.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. ("P.S. 157") to the Local General Partner for a sales price of $1,996,490. The Partnership received proceeds of $1,996,490 and approximately $27,000 in cash reserves from this sale. The sale resulted in a gain of approximately $2,010,000 net of its capital basis in the Local Partnership of approximately $13,000 at the date of the sale and the $2,023,209 cash received from the sale.


Note 4 - Assets Held for Sale

On September 12, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in BX-7F Associates ("Beaumont") to the Local General Partner for a sales price of $2,100,000. The sales documents have been executed. Beaumont was being held as an asset held for sale since the quarter ended September 30, 2007. As of September 30, 2007, Beaumont had property and equipment, at cost, of approximately $5,794,000, accumulated depreciation of approximately $2,146,000 and mortgage debt of approximately $2,370,000. Subsequently, on January 17, 2008, the Partnership sold its limited partnership interest in Beaumont (see Note 7).

On September 5, 2007, Lancaster Terrace Limited Partnership ("Lancaster Terrace") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,800,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually occur. The closing is expected to occur during the quarter ending March 31, 2008. Lancaster Terrace was being held as an asset held for sale since the quarter ended September 30, 2007. As of September 30, 2007, Lancaster Terrace had property and equipment, at cost, of approximately $3,914,000 and accumulated depreciation of approximately $2,303,000 and mortgage debt of approximately $1,344,000.

On July 9, 2007, the Partnership entered into a purchase and sale agreement to sell its limited partnership interest in Hampden Hall Associates, L.P. ("Hampden Hall") to an affiliate of the Local General Partner for a sales price of approximately $955,000 plus the Local General Partner's capital of approximately $1,216,000. The sales documents have been executed and the initial deposit funds are being held in escrow. Hampden Hall was being held as an asset held for sale since the quarter ended September 30, 2007. As of September 30, 2007, Hampden Hall had property and equipment, at cost, of approximately $7,574,000, accumulated depreciation of approximately $3,712,000 and mortgage debt of approximately $2,038,000. Subsequently, on February 1, 2008, its limited partnership interest in Hampden Hall was sold (see Note 7).

On March 6, 2007, Homestead Apartments Associates Ltd. ("Homestead") entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,600,000. The sales documents have been executed and the initial deposit funds are being held in escrow. No assurance can be given that the sale will actually

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


occur. The closing is expected to occur during the quarter ending June 30, 2008. Homestead was being held as an asset held for sale since the quarter ended March 31, 2007. As of September 30, 2007, Homestead had property and equipment, at cost, of approximately $6,238,000, accumulated depreciation of approximately $2,122,000 and mortgage debt of approximately $3,282,000.


Note 5 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were under contract to be sold, and, therefore, classified as assets held for sale. As of December 31, 2007, P.S. 157, Harbor Court, Old Public, Homestead, Hampden Hall, Lancaster Terrace and Beaumont were classified as discontinued operations in the consolidated financial statements. As of March 31, 2007, P.S. 157 and Homestead were classified as discontinued operations in the consolidated financial statements.

Consolidated Balance Sheets:
----------------------------

                                                                   December 31,     March 31,
                                                                       2007           2007
                                                                   ------------   ------------
Assets
 Property and equipment - less accumulated depreciation of
   $10,832,572 and $5,491,064, respectively                        $ 14,012,076   $ 10,374,639
 Cash and cash equivalents                                              493,748        131,598
 Cash held in escrow                                                  1,067,193        234,873
 Deferred costs, net of accumulated amortization of $182,484 and
   $99,201, respectively                                                194,830         34,215
 Other assets                                                           258,223        146,108
                                                                   ------------   ------------
Total assets                                                       $ 16,026,070   $ 10,921,433
                                                                   ============   ============

Liabilities
 Mortgage notes payable                                            $  9,034,760   $  9,675,961
 Accounts payable                                                     2,265,506        204,937
 Accrued interest payable                                               528,059        492,112
 Security deposit payable                                               203,691        107,711
 Due to local general partners and affiliates                           406,450        388,693
 Due to general partners and affiliates                                  68,750         37,500
 Minority interest                                                      574,333       (447,136)
                                                                   ------------   ------------
Total liabilities                                                  $ 13,081,549   $ 10,459,778
                                                                   ============   ============


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the three and nine months ended December 31, 2007, P.S. 157 and Harbor Court, which were sold during the current year, Old Public, which transferred its deed to the property and the related assets and liabilities during the current year, and Homestead, Hampton Hall, Lancaster Terrace and Beaumont, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements. For the three and nine months ended December 31, 2006, in order to present comparable results to the three and nine months ended December 31, 2007, P.S. 157, Old Public, Harbor Court, Homestead, Hampden Hall, Lancaster Terrace and Beaumont were all classified as discontinued operations in the consolidated financial statements.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Consolidated Statements of Discontinued Operations:
---------------------------------------------------

                                                                   Three Months Ended           Nine months Ended
                                                                       December 31,                December 31,
                                                                -------------------------   --------------------------
                                                                    2007         2006          2007           2006
                                                                -----------   -----------   -----------    -----------
Revenues

Rental income                                                   $   780,635   $ 1,022,172   $ 2,613,550    $ 3,035,516
Other                                                                30,011        21,575        91,782         71,371
Gain on sale of property                                            287,412             0     2,309,105              0
                                                                -----------   -----------   -----------    -----------

Total revenue                                                     1,098,058     1,043,747     5,014,437      3,106,887
                                                                -----------   -----------   -----------    -----------

Expenses

General and administrative                                          190,331       212,294       646,961        625,575
General and administrative-related parties (Note 2)                  37,140        44,768       124,856        135,295
Repairs and maintenance                                             151,767        75,186       430,001        578,329
Operating and other                                                 110,037       133,029       431,918        469,525
Real estate taxes                                                    48,440        48,345       126,662        138,501
Insurance                                                            83,165        73,332       249,220        232,352
Interest                                                            106,140       156,295       401,078        478,264
Depreciation and amortization                                       116,362       299,983       505,980        796,288
                                                                -----------   -----------   -----------    -----------

Total expenses                                                      843,382     1,043,232     2,916,676      3,454,129
                                                                -----------   -----------   -----------    -----------

Income (loss) from discontinued operations before minority
   interest                                                         254,676           515     2,097,761       (347,242)

Minority interest in income of subsidiaries from discontinued
   operations                                                       163,500           160      (282,750)         1,843
                                                                -----------   -----------   -----------    -----------

Income (loss) from discontinued operations                      $   418,176   $       675   $ 1,815,011    $  (345,399)
                                                                ===========   ===========   ===========    ===========

Income (loss) - limited partners from discontinued operations   $   413,994   $       668   $ 1,796,861    $  (341,945)
                                                                ===========   ===========   ===========    ===========

Number of BACs outstanding                                           76,786        76,786        76,786         76,786
                                                                ===========   ===========   ===========    ===========

Income (loss) from discontinued operations                      $      5.39   $      0.01   $     23.40    $     (4.45)
                                                                ===========   ===========   ===========    ===========

Cash flows from Discontinued Operations:

                                                                                                Nine months Ended
                                                                                                   December 31,
                                                                                            --------------------------
                                                                                               2007           2006
                                                                                            -----------    -----------
Net cash used in operating activities                                                       $(4,973,392)   $  (463,302)

Net cash provided by investing activities                                                   $ 2,408,202    $ 8,573,877

Net cash used in financing activities                                                       $  (115,109)   $(6,443,979)


Note 6 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes II LTD. ("Opa-Locka")
-------------------------------------------

Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner. The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2007 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full. The Partnership's investment in Opa-Locka at December 31, 2007 and March 31, 2007 was approximately $1,121,000 and $1,358,000, respectively, and the minority interest balance was $0 for both periods. Opa-Locka had net loss of approximately $(237,000) and $(1,614,000) for their nine months ended September 30, 2007 and year ended December 31, 2006, respectively.

                        INDEPENDENCE TAX CREDIT PLUS L.P.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane. Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,500,000. Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $6,721,538. As of December 31, 2007, $4,000,000 of insurance proceeds have been received by the mortgage company which is acting as administrator and trustee of the funds. A balance of approximately $2,780,000 remains payable to the construction company as of December 31, 2007 related to the rehabilitation.

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


Note 7 - Subsequent Event

On February 1, 2008, the Partnership sold its limited partnership interest in Hampden Hall to an affiliate of the Local General Partner for a sales price of $955,000 plus the Local General Partner's capital of approximately $1,216,000. The sale resulted in a loss of approximately $1,000 resulting from the write-off of the basis in the Local Partnership of approximately $956,000 at the date of the sale and the $955,000 cash received from the sale, which will be recognized during the quarter ending June 30, 2008.

On January 17, 2008, the Partnership sold its limited partnership interest in Beaumont to the Local General Partner for a sales price of $2,100,000. The Partnership received proceeds of $2,011,660 from this sale after the payment of certain closing costs of approximately $88,000. The sale resulted in a gain of approximately $305,000 resulting from the write-off of basis in the Local Partnership of approximately $1,707,000 at the date of the sale and the $2,011,660 cash received from the sales, which will be recognized during the quarter ended June 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's capital was originally invested in 28 Local Partnerships. Approximately $8,600 of the purchase price remains to be paid to the Local Partnerships (all of which is held in escrow). As of December 31, 2007, the Partnership sold the limited partnership interest in one Local Partnership, the property and the related assets and liabilities of one Local Partnership and transferred the deed to the property and the related assets and liabilities of one Local Partnership. In addition, as of December 31, 2007, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership entered into agreements to sell its limited partnership interest in two Local Partnerships (see Note 4). Subsequently, on January 17, 2008, the Partnership sold its limited partnership interest in one of these Local Partnerships (see Note 7).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------
The Partnership's primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. During the nine months ended December 31, 2007 and 2006, distributions from operations of the Local Partnerships amounted to approximately $70,000 and $40,000, respectively. In addition, during the nine months ended December 31, 2007 and 2006, distributions from the sales of properties and their related assets and liabilities amounted to approximately $1,970,000 and $0. Additionally, during the six months ended September 30, 2007 and 2006, the Partnership received approximately $2,023,000 and $0 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($400,000) during the nine months ended December 31, 2007 due to net cash used in operating activities ($42,000), acquisitions of property and equipment ($511,000), repayments of mortgage notes ($2,077,000), an increase in deferred costs relating to financing activities ($2,000), a decrease in due to local general partners and affiliates relating to financing activities ($26,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($125,000) which exceeded proceeds from sale of property ($2,023,000), a decrease in cash held in escrow ($78,000) and an increase in due to local general partners and affiliates relating to investing activities ($281,000). Included in the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties ($2,309,000) and depreciation and amortization ($3,981,000).

Total expenses from operations for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $3,766,260 and $2,972,858 and $10,966,363 and $9,882,808, respectively.

Accounts payable as of December 31, 2007and March 31, 2007 was $4,694,616 and $6,591,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 6) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. In addition, accounts payable from discontinued operations, as of December 31, 2007 and March 31, 2007, totaled $2,265,506 and $204,937, respectively.

Accrued interest payable as of December 31, 2007 and March 31, 2007 was $11,032,251 and $10,368,890, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. In addition, accrued interest payable from discontinued operations, as of December 31, 2007 and March 31, 2007, totaled $528,059 and $492,112, respectively.

The working capital reserve at December 31, 2007 was approximately $14,000.

The Partnership is not expected to have access to additional sources of financing.

Long-Term
---------
Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $9,019,000 and $8,359,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively.

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

Critical Accounting Policies and Estimates
------------------------------------------

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time Property investments themselves are reduced to estimated fair value (generally using discounted cash flows). Through December 31, 2007, the Partnership has recorded $1,665,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are four assets classified as property and equipment-held for sale as of December 31, 2007 (see Note 4 in Item 1).

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2007 and 2006, consisted primarily of the results of the
Partnership's investment in Local Partnerships. The following discussion excludes the Partnership's results of its discontinued operations which are not reflected below.

Rental income increased less than 1% and approximately 6% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in tenant assistance payments at one Local Partnership and a decrease in bad debts and an increase in Section 8 income at a second Local Partnership.

Other income increased approximately $121,000 and decreased approximately ($67,000) for the three and nine months ended December 31, 2007, respectively, as compared to the corresponding periods in 2006. The increase for the three month period is primarily due to an increase in interest income as well as an error in posting interest income during the second quarter of 2007, which was corrected during the third quarter of 2007 at one Local Partnership and an increase in lease income at a second Local Partnership. The decrease for the nine month period is primarily due to the receipt of insurance proceeds in 2006 resulting from a fire in 2005 at one Local Partnership, partially offset by the increases discussed above for the three month period.

Total expenses, excluding repairs and maintenance, remained fairly consistent with an increase of approximately 2% for both the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006.

Repairs and maintenance expense increased approximately $699,000 and $784,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in carpentry costs, boiler and appliance replacements, exterior masonry and painting, installation of metal doors and electrical repairs at one Local Partnership, an increase in carpentry costs, exterior masonry repair and painting, basement foundation repair and appliance replacement at a second Local Partnership, an increase in repair salaries and appliance replacement at a third Local Partnership and an increase in security costs at a fourth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2007.

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



                        INDEPENDENCE TAX CREDIT PLUS L.P.
                        ---------------------------------
                                  (Registrant)



                              By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                  its General Partner



                                  By: INDEPENDENCE ASSOCIATES GP LLC,
                                      a General Partner



Date:  February 7, 2008               By:  /s/ Robert L. Levy
       ----------------                    ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date:  February 7, 2008               By:  /s/ Andrew J. Weil
       ----------------                    ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer