Form 10-K
period 2008-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2008-06-27
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20476

INDEPENDENCE TAX CREDIT PLUS L.P.
(Formerly known as Independence Tax Credit Plus Program)
(Exact name of registrant as specified in its charter)

Delaware	13-3589920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignment Certificates (including underlying Limited Partnership Interests)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [  ]   No   ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was $(5,934,000), based on Limited Partner equity (deficit) as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation (“RIAI”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

On July 1, 1991, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”), managed by Related Equities Corporation (the “Dealer Manager”), pursuant to a prospectus dated July 1, 1991, as supplemented by Master Supplement No. 1a thereto dated April 28, 1992 and Master Supplement No. 2a thereto dated November 3, 1992 (as so supplemented, the “Prospectus”).

The Partnership received $76,786,000 of gross proceeds from the Offering from 5,351 investors and no further issuance of BACs is anticipated.

The Partnership was formed to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) that own apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98% to 98.99% of the Partnership’s interests in the Local Partnership.  The Partnership originally held ownership interests in twenty-eight Local Partnerships.  The Partnership does not intend to acquire additional properties.  As of March 31, 2008, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which all has been paid to the Local Partnerships, as certain benchmarks such as occupancy levels were attained prior to the release of the funds.  As of March 31, 2008, the Partnership has disposed of six of the twenty-eight original Properties.  During the year ended March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  Through March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in three Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in another Local Partnership.  Subsequent to March 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership and three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 15 in Item 8).  See Item 2, Properties, below.

The investment objectives of the Partnership are to:

1.
Entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

2.	Preserve and protect the Partnership’s capital.

3.	Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

4.
Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $11,579, $17,573 and $17,573 in Tax Credits during the years ending December 31, 2007, 2006 and 2005, respectively.

The Tax Credits are attached to a Local Partnership for the Credit Period and are transferable with the Property during the entirety of such ten year period.  If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market.  However, such value declines each year and is not included in the financial statement carrying amount.  As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period.  This Local Partnership will receive $11,579 in Tax Credits through December 31, 2008 and then smaller amounts through 2011.  The Compliance Periods will continue through December 31, 2016 with respect to the Properties depending upon when the Tax Credit Periods commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2008, the Partnership recorded approximately $5,630,000 as an aggregate loss on impairment of assets.  Through March 31, 2008, the Partnership has recorded approximately $7,295,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 23% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
The Partnership operates in one segment, which is the investment in multi-family residential property.  Financial information about this segment is set forth in Item 8 hereto.

Sales of Underlying Local Partnership Interest

The Partnership is currently in the process of disposing of its investments.  During the year ended March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  Through March 31, 2008, two Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in three Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in another Local Partnership.  Subsequent to March 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership and three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 15 in Item 8).

On March 20, 2008, the property and related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $191,000 resulting from the write of the deficit basis in the property at the date of sale, which will be recognized during the quarter ending June 30, 2008.

On February 1, 2008, the Partnership sold its limited partnership interest in Hampden Hall Associates, L.P. (“Hampden Hall”) to an affiliate of the Local General Partner for a sales price of approximately $955,000.  The sale resulted in a loss of approximately $1,173,000, resulting from the write-off of the basis in the Local Partnership of approximately $2,128,000 at the date of the sale and the $955,000 cash received from the sale.

On January 17, 2008, the Partnership sold its limited partnership interest in BX-7F Associates (“Beaumont”) to the Local General Partner for a sales price of $2,090,000.  The sale resulted in a gain of approximately $311,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $1,711,000 and the $2,022,299 cash received from the sale.

On November 30, 2007, the property and the related assets and liabilities of Harbor Court Limited Partnership (“Harbor Court”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $1,991,996 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interests of approximately $108,000.  The sale resulted in a gain of approximately $1,260,000.

On October 31, 2007, Old Public Limited Partnership (“Old Public”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $851,000 and liabilities of $1,138,000 resulted in a gain of approximately $287,000 at the date of the transfer.  An adjustment to the gain of approximately $(193,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $94,000.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. (“P.S. 157”) to the Local General Partner for a sales price of $1,996,490.  The sale resulted in a gain of approximately $2,010,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $13,000 at the date of the sale and the $2,023,209 cash received from the sale.  An adjustment to the gain of approximately $6,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,016,000.

Assets Held for Sale

On March 31, 2008, Bethel Villa Associates, L.P. (“Bethel Villa”) entered into a purchase and sale agreement to sell its limited partnership interest to the Local General Partner for a sales price of $750,000.  The sales documents have been executed.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000.  Bethel Villa is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Bethel Villa had property and equipment, at cost, of approximately $5,360,000, accumulated depreciation of approximately $4,603,000 and mortgage debt of approximately $2,874,000

On September 5, 2007, Lancaster Terrace Limited Partnership (“Lancaster Terrace”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to the Local General Partner for a sales price of $2,800,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur during 2008.  Lancaster Terrace was being held as an asset held for sale since the quarter ended September 30, 2007.  As of December 31, 2007, Lancaster Terrace had property and equipment, at cost, of approximately $3,961,000, accumulated depreciation of approximately $2,334,000 and mortgage debt of approximately $1,332,000.

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

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by its General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of March 31, 2008, the Partnership held a 98.99% limited partnership interest in twenty-one Local Partnerships and a 98% limited partnership interest in one Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2008	2007	2006	2005	2004

Harbor Court Limited Partnership	December 1991	(b)	100%	100%	98%	100%
Staten Island, NY (40)

Old Public Limited Partnership	December 1991	(d)	77%	57%	67%	63%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership	February 1992	98%	89%	96%	93%	89%
Salem, OR (104)

655 North Street Limited Partnership	March 1992	93%	96%	96%	92%	94%
Baton Rouge, LA (195)

Landreth Venture	March 1992	100%	96%	92%	96%	92%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.	March 1992	(b)	95%	99%	99%	96%
Homestead, FL (123)

Bethel Villa Associates, L.P.	April 1992	97%	99%	99%	100%	100%
Wilmington, DE (150)

West Diamond Street Associates	May 1992	89%	93%	100%	100%	96%
Philadelphia, PA (28)

Susquehanna Partners	May 1992	87%	96%	91%	87%	98%
Philadelphia, PA (47)

Boston Bay Limited Partnership	August 1992	93%	95%	100%	99%	99%
Boston, MA (88)

Morrant Bay Limited Partnership	August 1992	91%	92%	95%	92%	99%
Boston, MA (130)

Hope Bay Limited Partnership	August 1992	98%	98%	100%	98%	100%
Boston, MA (45)

Lares Apartments Limited Partnership	August 1992	100%	100%	100%	100%	100%
Lares, PR (102)

Lajas Apartments Limited Partnership	August 1992	100%	100%	100%	100%	100%
Lajas, PR (99)

Arlington-Rodeo Properties	August 1992	100%	100%	100%	100%	97%
Los Angeles, CA (29)

Conifer Bateman Associates	August 1992	83%	83%	83%	92%	96%
Lowville, NY (24)

Hampden Hall Associates, L.P.	September 1992	(c)	96%	84%	95%	93%
St. Louis, MO (75)

Chester Renaissance Associates	September 1992	95%	100%	100%	100%	100%
Chester, PA (20)

Homestead Apts. II LTD.	October 1992	96%	95%	99%	99%	96%
Homestead, FL (112)

P.S. 157 Associates, L.P.	November 1992	(a)	(a)	100%	100%	100%
New York, NY (73) (a)

Cloisters Limited Partnership II	November 1992	62%	88%	94%	98%	98%
Philadelphia, PA (65)

Local Partnership Schedule
(continued)
		% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2008	2007	2006	2005	2004

Creative Choice Homes II, LTD.	December 1992	95%	100%	91%	95%	98%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.	December 1992	99%	100%	96%	93%	96%
Milford, DE (73)

BX-7F Associates, L.P.	January 1993	(c)	98%	98%	97%	96%
Bronx, NY (85)

Los Angeles Limited Partnership	May 1993	100%	99%	100%	100%	100%
Rio Piedras, PR (124)

Christine Apartments, L.P.	June 1993	100%	88%	100%	100%	91%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.	July 1993	94%	98%	98%	97%	99%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.	October 1993	98%	95%	93%	97%	97%
Syracuse, NY (395)

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).

(b)	The properties and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(d)	The deed to the property and related assets and liabilities was transferred during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

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

Management annually reviews the physical state of the Properties and suggests to the respective general partners of the Local Partnerships (“Local General Partners”) budget improvements, which are generally funded from cash flow from operations or release of replacement reserve escrows to the extent available.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

As of March 31, 2008, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. These restrictions should prevent a public trading market from developing but may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership had approximately 4,577 registered holders of an aggregate of 76,786 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2008.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or Limited Partnership Interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

	Years Ended March 31,
OPERATIONS	2008	2007*	2006*	2005*	2004*

Revenues	$18,298,722	$17,810,379	$17,755,787	$17,112,300	$16,465,249
Operating expenses	(27,174,146)	(24,366,942)	(22,458,522)	(22,778,278)	(23,661,739)
Loss from operations before minority interest	(8,875,424)	(6,556,563)	(4,702,735)	(5,665,978)	(7,196,490)
Minority interest in loss of subsidiaries from operations	33,712	28,974	29,338	32,328	18,270
Loss from operations	(8,841,712)	(6,527,589)	(4,673,397)	(5,633,650)	(7,178,220)
Income (loss) from discontinued operations (Note 13)	(1,626,158)	257,839	(397,047)	(331,424)	(378,349)
Net loss	$(10,467,870)	$(6,269,750)	$(5,070,444)	$(5,965,074)	$(7,556,569)
Loss from operations per BAC	$(113.99)	$(84.16)	$(60.25)	$(72.64)	$(92.55)
(Income) loss from discontinued operations per BAC	(20.97)	3.33	(5.12)	(4.27)	(4.88)
Net loss per BAC	$(134.96)	$(80.83)	$(65.37)	$(76.91)	$(97.43)

FINANCIAL POSITION	March 31,
	2008	2007	2006	2005	2004

Total assets	$102,760,091	$130,944,933	$130,577,695	$135,523,965	$139,042,443
Total liabilities	$113,530,085	$131,056,452	$124,655,274	$124,452,229	$122,586,996
Minority interest	$4,761,586	$5,690,316	$5,454,506	$5,533,377	$4,952,014
Total partners’ (deficit) capital	$(16,261,580)	$(5,801,835)	$467,915	$5,538,359	$11,503,433

* Reclassified for comparative purposes.

During the year ended March 31, 2008, total assets decreased due to the sale of the Partnership’s interests in certain of the Local Partnerships and/or the underlying Properties and loss on impairment of properties.  During the year ended March 31, 2007, total assets decreased due to depreciation and loss on impairment of property but were offset by increases in cash held in escrow resulting from funds being deposited from insurance proceeds at one Local Partnership and an increase in other receivables at the Partnership level resulting from the accrual of sales proceeds (which were received subsequent to March 31, 2007).  During the years ended March 31, 2006, 2005 and 2004, total assets decreased primarily due to depreciation.  During the year ended March 31, 2008, total liabilities decreased due to the sale of the Partnership’s interests in certain of the Local Partnerships and/or the underlying Properties and the repayment of mortgage notes.  During March 31, 2007, total liabilities increased due to increased construction costs payable to affiliates of the Local General Partner affected by hurricane damage at one Local Partnership, increased advances from an affiliate of the General Partner at two other Local Partnerships and deferred sales proceeds resulting from the sale of another Local Partnership.  During the years ended March 31, 2006 and 2005, total liabilities increased due to increased advances from an affiliate of the General Partner at two Local Partnerships, respectively.  During the year ended March 31, 2004, total liabilities increased due to increased advances from an affiliate of the General Partner to one Local Partnership and an increase in accounts payable from operations at a second Local Partnership.

Cash Distributions
There are no legal restrictions on the Partnership making distributions to BACs holders; however, the Partnership has made no distributions to the BACs holders as of March 31, 2008 and does not expect to be able to make distributions except out of net refinancing or sale proceeds.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
As of March 31, 2008, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships.  During the year ended March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  Through March 31, 2008, two Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in three Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in another Local Partnership.  Subsequent to March 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership and three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 15 in Item 8).

Short-Term
During the year ended March 31, 2008, cash and cash equivalents of the Partnership and its consolidated subsidiary partnership increased approximately $2,042,000.  This increase is due to net proceeds from sale of properties ($7,164,000), a decrease in cash held in escrow relating to investing activities ($482,000) and an increase in due to local general partners and affiliates relating to investing activities ($862,000) which exceeded net cash used in operating activities ($404,000), cost related to sales ($156,000), acquisitions of property and equipment ($1,211,000), repayments of mortgage notes ($4,292,000), a decrease in due to local general partners and affiliates relating to financing activities ($52,000), an increase in deferred costs ($26,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($326,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities are depreciation and amortization ($5,421,000), gain on sale of properties ($2,509,000) and loss on impairment of properties ($6,360,000).

Total expenses for the years ended March 31, 2008, 2007 and 2006, excluding depreciation and amortization, interest, general and administrative-related parties, loss on impairment of property and cost from hurricane events, totaled $13,464,913, $13,291,839 and $12,446,692, respectively.

Accounts payable as of March 31, 2008 and 2007 were $3,914,793 and $6,591,153, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable as of March 31, 2008 and 2007 was $11,332,424 and $10,368,890, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

During the year ended March 31, 2008, the Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions in BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2008, 2007 and 2006, the amounts received from operations of the Local Partnerships were approximately $86,000, $82,000 and $102,000, respectively.  Additionally, during the year ended March 31, 2008, the Partnership received approximately $1,992,000 of distributions from the sale of properties and approximately $5,001,000 in proceeds from the sale of Local Partnerships’ limited partnership interest.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

The Partnership’s unconsolidated working capital reserve at March 31, 2008 was approximately $2,819,000.

Partnership management fees owed to the General Partner amounting to approximately $9,228,000 and $8,359,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively. Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

Long-Term
For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before expiration of the Credit Period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its Offering in 28 Local Partnerships, all of which have their Tax Credits fully in place.  Tax Credits are attached to a Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner; thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.  As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period.  This Local Partnership will receive $11,579 in Tax Credits through December 31, 2008 and then smaller amounts through 2011.  The Compliance Periods will continue through December 31, 2016 with respect to the Properties depending upon when the Tax Compliance Periods commenced.

Discontinued Operations
For a discussion of discontinued operations, see Note 14 in Item 8.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of Properties in which the Partnership owns direct interests, see Note 10 in Item 8.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$63,332,026	$8,993,010	$6,236,601	$3,764,337	$44,338,078
Long term notes payable (b)	1,313,684	979,770	-	-	333,914
	$64,645,710	$9,972,780	$6,236,601	$3,764,337	$44,671,992

(a)   The mortgage notes are payable in aggregate monthly installments of approximately $479,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.

(b) See Note 8 (B) ii in Item 8. Financial Statements and Supplementary Data.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$7,478,590	$1,324,749	$986,870	$3,252,941	$1,914,030

(a)   The mortgage notes are payable in aggregate monthly installments of approximately $16,000, including principal and interest at rates varying from 1% to 9% per annum, through the year 2040. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

Property and Equipment
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis is below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2008 (see Note 11 in Item 8).

During the year ended March 31, 2008, the Partnership recorded approximately $6,360,000 as an aggregate loss on impairment of assets.  Through March 31, 2008, the Partnership has recorded approximately $8,025,000 as an aggregate loss on impairment of assets.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.    Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$242,965	$203,364	$144,504
Other	440,399	402,353	512,450

Total other revenue	$683,364	$605,717	$656,954

Other revenues from discontinued operations from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$34,105	$32,040	$19,312
Other	271,577	243,691	231,007
Total other revenue	$305,682	$275,731	$250,319
* Reclassified for comparative purposes.

Income Taxes
The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issue with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively), excluding the results of its discontinued operations which are not reflected in the following discussion.

The Partnership’s results of operations for the 2007, 2006 and 2005 Fiscal Years consisted primarily of the results of the Partnership’s investment in Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2007, 2006 and 2005 Fiscal Years totaled $10,467,870, $6,269,750 and $5,070,444, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $11,579, $17,573 and $17,573 of Tax Credits during the 2007, 2006 and 2005 tax years, respectively.

2007 vs. 2006

Rental income increased approximately 2% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to an increase in tenant assistance payments at one Local Partnership.

Other income increased approximately $77,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to an increase in subsidy payments received at one Local Partnership, offset by a decrease in the amount of anti-drug grants received at a second Local Partnership.

Total expenses, excluding loss on impairment of property and cost from hurricane events, remained fairly consistent with an increase of approximately 1% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year.

2006 vs. 2005

Rental income increased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in tenant assistant payments and a decrease in vacancy at one Local Partnership and rental rate increases at the other Local Partnerships.

Total expenses excluding general and administrative and loss on impairment of property, remained fairly consistent with an increase of approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

General and administrative increased approximately $549,000 for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to an increase in legal costs, legal settlement made, and a legal contingency expensed at one Local Partnership, an increase in bad debt expense at a second Local Partnership, an increase in payroll costs, employee benefits and bad debt expense at a third Local Partnership and an increase in accounting costs at the Partnership level.

Results of Operations of Certain Local Partnerships

Creative Choice Homes II L.P. (“Opa-Locka”) - Going Concerns and Uncertainties

The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern.  Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2008 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

Opa-Locka has also continued to incur significant operating losses resulting, in part, from the effects of a major hurricane, which created additional losses.  These conditions raise substantial doubt about Opa-Locka’s ability to continue as a going concern.  The ability for Opa-Locka to continue as a going concern is based on the Local General Partner’s continuing ability to fund operating losses and insurance proceeds to cover the damages to the Property.  This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years.  The financial statements do not include any adjustments that might be necessary if Opa-Locka is unable to continue as a going concern.

The Partnership’s investment in Opa-Locka at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net loss (income) after minority interest amounted to approximately $2,400,000, $1,600,000 and $(3,000) for the 2007, 2006 and 2005 Fiscal Years.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,789,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2007, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $4,061,787 remains payable to the construction company as of December 31, 2007 related to the rehabilitation. In addition, during the year ended December 31, 2007, $2,309,923 was incurred by Opa-Locka as costs from hurricane events  in excess of insurance proceeds received.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended March 31, 2007, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment loss of $1,164,864 was recognized on the building and improvements.  Subsequently, on May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related liabilities to an unaffiliated third party purchaser (see Note 15 in Item 8).

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2007, current liabilities exceed current assets by approximately $360,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $712,000, $431,000 and $436,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2007, current liabilities exceed current assets by approximately $100,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Boston Bay at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $540,000, $212,000 and $163,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks incident to the potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions, generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

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

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2008 and 2007	61

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	62

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	63

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	64

	Notes to Consolidated Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for twenty two (2007 Fiscal Year) twenty three (2006 Fiscal Year) and twelve (2005 Fiscal Year) subsidiary partnerships whose losses aggregated $8,011,225, $2,856,501 and $2,090,127 for the 2007, 2006 and 2005 Fiscal Years, respectively, and whose assets constituted 71% and 74% of the Partnership’s assets at both March 31, 2008 and 2007, respectively, presented in the accompanying consolidated financial statements.  The financial statements for twenty one (2007 Fiscal Year), twenty two (2006 Fiscal Year) and eleven (2005 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.  The financial statements for one of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $3,651,851 (2007 Fiscal Year), $2,257,184 (2006 Fiscal Year) and $596,598 (2005 Fiscal Year), and their assets aggregated $23,381,182 and $26,226,406 at March 31, 2008 and 2007, respectively.  Management’s plan in regard to this matter is also described in Note 13(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2008

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Harbor Court L.P.

We have audited the accompanying balance sheet of Harbor Court L.P. as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Court L.P., as of December 31, 2007, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 10, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 28, 2006

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Lancaster Terrace Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 28, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Lancaster Terrace Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partners’ capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon
February 22, 2007
[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 North Street Limited Partnership
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 NORTH STREET LIMITED PARTNERSHIP, HUD Project No. 064-44801, as of December 31, 2007 and 2006, and the related statements of income, changes in partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 NORTH STREET LIMITED PARTNERSHIP, HUD Project No. 064-44801, as of December 31, 2007 and 2006, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 17, 2008, on our consideration of 655 NORTH STREET LIMITED PARTNERSHIP's internal control, and reports dated March 17, 2008, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
March 17, 2008

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
Metairie, Louisiana
February 27, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Landreth Venture

We have audited the accompanying balance sheets of Landreth Venture as of December 31, 2007 and 2006 and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture, as of December 31, 2007 and 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2008, on our consideration of Landreth Venture’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the result of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

Lead Auditor: Michael A. Cumming, CPA

Email id:  mike.cumming@reznickgroup.com

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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
Bethesda, Maryland
March 28, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bethel Villa Associates, L.P.

We have audited the accompanying balance sheets of Bethel Villa Associates, L.P. as of December 31, 2007 and 2006, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Villa Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2008, on our consideration of Bethel Villa Associates, L.P.’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion February 29, 2008 on Bethel Villa Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 29 through 48 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership.  Such information, except 2007 budget included in comparison of budget to actual marked “Unaudited”, on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Bethesda, Maryland                                                                                    Taxpayer Identification Number:  52-1088612
February 29, 2008

Audit Principal: Nelson D. Gomez

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Susquehanna Partners (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Susquehanna Partners (a Limited Partnership) as of December 31, 2007 and 2006 and the related statements of income, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management and contracted management agent.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership’s management and contracted management agent, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 9, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Partnership’s management and contracted management agent, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership as of December 31, 2007 and the related statement of operations, partners' deficiency, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as going concern.  As discussed in Note 14, the Partnership is incurring liquidity problems which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2007 and the result of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 18, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership as of December 31, 2007 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 14, the Partnership is incurring liquidity problems which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 18, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership as of December 31, 2007 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 18, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert Ercolini & Company LLP
Boston, Massachusetts
February 13, 2007

[Letterhead of JOSE E. ROSARIO & CO., CPA, P.S.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Lares Apartments Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No. 63-034-660467896, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership as of December 31, 2007 and 2006 and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jose E. Rosario & Co, CPA, P.S.C.
Jose E. Rosario & Co., CPA, P.S.C.
License No. 176
Expires December 1, 2009

February 26, 2008
San Juan, Puerto Rico

Stamp No. 2298021 of the Puerto Rico College of CPA was affixed to the original.

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lares Apartments Limited Partnership

We have audited the accompanying balance sheets of Lares Apartments Limited Partnership, Rural Development Project No. 63-034-660467896, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of JOSE E. ROSARIO & CO., CPA, P.S.C.]

INDEPENDENT AUDITO'’S REPORT

To the Partners
Lajas Apartments Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No. 63-017-0660467895, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership as of December 31, 2007 and 2006 and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jose E. Rosario & Co, CPA, P.S.C.
Jose E. Rosario & Co., CPA, P.S.C.
License No. 176
Expires December 1, 2009

February 26, 2008
San Juan, Puerto Rico

Stamp No. 2306143 of the Puerto Rico College of CPA was affixed to the original.

[Letterhead of JOSE E. ROSARIO & CO.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lajas Apartments Limited Partnership

We have audited the accompanying balance sheets of Lajas Apartments Limited Partnership, Rural Development Project No. 63-017-06660422313, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
February 29, 2008

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(A California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
Rochester, New York

February 15, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates as of December 31, 2007 and 2006, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2007 and 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2008, on our consideration of Chester Renaissance Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or compliance.  The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

Lead Auditor:  Michael A. Cumming, CPA
Email Address:  mike.cumming@reznickgroup.com

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of Rosen, Seymour, Shapss, Martin & Company, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
P.S. 157 Associates, L.P.:

We have audited the accompanying balance sheet of P.S. 157 Associates, L.P. (a limited partnership), as of March 31, 2007, and the related statements of operations, partners' capital, and cash flows for the three months ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.S. 157 Associates, L.P. (a limited partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosen, Seymour, Shapss, Martin & Company, LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 8, 2007

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

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
New York, New York
February 3, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2007, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Reznick Group
Baltimore, Maryland
March 28, 2007

[Letterhead of Bagell, Josephs, Levine & Company, L.L.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners of Milford Crossing Associates, L.P.
Wilmington, DE

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P. as of December 31, 2007 and 2006 and the related statements of operations, partners' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Place Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bagell, Josephs, Levine & Company, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

February 11, 2008

[Letterhead of Bagell, Josephs, Levine & Company, L.L.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Milford Crossing Associates, L.P.
Wilmington, DE

We have audited the accompanying balance sheet of Milford Crossing Associates, L.P. (the “Company”) as of December 31, 2006, and the related statements of profit and loss, partners' equity and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Milford Crossing Associates, L.P., as of December 31, 2005, were audited by other auditors whose report dated February 10, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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
Horsham, Pennsylvania
February 10, 2006

[Letterhead of Citrin Cooperman & Company, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
BX-7F ASSOCIATES, L.P.

We have audited the accompanying balance sheets of BX-7F Associates, L.P. (a limited partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners' capital, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 29, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BX-7F Associates, L.P. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Citrin Cooperman & Company, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 5, 2007

[Letterhead of Amílcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2007 and 2006, and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amílcar Torres Rivera, CPA
License 1876
Expires December 1, 2010

San Juan, Puerto Rico
February 11, 2008

Stamp #2296317 of the
Puerto Rico Society of
Certified Public Accountants
was affixed to the original.

[Letterhead of Amílcar Torres Rivera, CPA]

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

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor I was engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of audit procedures that are appropriate in the circumstances as a basis for designing audit procedure that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Angeles Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partner's equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amílcar Torres Rivera, CPA
License 1876
Expires December 1, 2007

San Juan, Puerto Rico
February 5, 2007

Stamp #2202326 of the
Puerto Rico Society of
Certified Public Accountants
was affixed to the original.

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheets of Christine Apartments, L.P. as of December 31, 2007 and 2006 and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of December 31, 2007 and 2006 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
February 8, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Plainsboro Housing Partners Limited Partnership

We have audited the accompanying balance sheet of Plainsboro Housing Partners Limited Partnership as of December 31, 2007, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners Limited Partnership as of December 31, 2007, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 6, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2007 and 2006, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 24, 2008

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Koch Group & Company, LLP
New York, New York
January 25, 2007

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Operating Assets
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4, 7 and 10)	$78,650,906	$100,261,936
Cash and cash equivalents (Notes 2, 3 and 13)	4,056,150	2,240,570
Cash held in escrow (Notes 3 and 5)	7,140,700	12,717,862
Deferred costs, less accumulated amortization (Notes 2 and 6)	656,411	1,159,231
Other assets	1,355,639	3,643,901
Total operating assets	91,859,806	120,023,500
Assets from discontinued operations (Note 14)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	6,378,404	10,374,639
Net assets held for sale	3,791,881	546,794
Total assets from discontinued operations	10,170,285	10,921,433
Total assets	$102,030,091	$130,944,933

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating Liabilities
Mortgage notes payable (Notes 3 and 7)	$63,332,026	$75,276,001
Accounts payable	3,914,793	6,591,153
Accrued interest payable	11,332,424	10,368,890
Security deposits payable	555,107	690,426
Due to local general partners and affiliates (Note 8)	12,498,138	11,475,587
Due to general partners and affiliates (Note 8)	13,688,107	16,194,617
Total operating liabilities	105,320,595	120,596,674
Liabilities from discontinued operations (Note 14)
Mortgage notes payable of assets held for sale (Note 7)	7,478,590	9,675,961
Net liabilities held for sale (including minority interest)	730,900	783,817
Total liabilities from discontinued operations	8,209,490	10,459,778
Total liabilities	113,530,085	131,056,452
Minority interests (Note 2)	4,761,586	5,690,316
Commitments and contingencies (Notes 7, 8 and 13)
Partners’ capital (deficit)
Limited partners (76,786 BACs issued and outstanding)	(15,424,134)	(5,060,943)
General partners	(837,446)	(740,892)
Total partners’ capital (deficit)	(16,261,580)	(5,801,835)
Total liabilities and partners’ capital (deficit)	$102,030,091	$130,944,933

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007*	2006*

Operations:
Revenues
Rental income	$17,615,358	$17,204,662	$17,098,833
Other (Notes 1 and 13)	683,364	605,717	656,954
Total revenues	18,298,722	17,810,379	17,755,787
Expenses
General and administrative	3,382,033	3,746,124	3,197,538
General and administrative-related parties (Note 8)	2,033,210	1,955,574	1,947,308
Repairs and maintenance	4,832,571	4,430,503	4,484,630
Operating	2,422,652	2,345,394	2,147,411
Taxes	1,511,907	1,439,642	1,358,798
Insurance	1,315,750	1,330,176	1,258,315
Interest	3,705,509	3,648,042	3,778,918
Depreciation and amortization	4,300,591	4,306,623	4,285,604
Loss on impairment of property	1,360,000	1,164,864	0
Cost from hurricane events (Note 13)	2,309,923	0	0
Total expenses from operations	27,174,146	24,366,942	22,458,522
Loss from operations before minority interest	(8,875,424)	(6,556,563)	(4,702,735)
Minority interest in loss of subsidiaries from operations	33,712	28,974	29,338
Loss from operations	(8,841,712)	(6,527,589)	(4,673,397)
Discontinued Operations:
(Loss) income from discontinued operations (including gain on sale of properties and minority interest) (Note 14)	(1,626,158)	257,839	(397,047)
Net loss	$(10,467,870)	(6,269,750)	(5,070,444)
Number of BACs outstanding	76,786	76,786	76,786
Loss from operations – limited partners	$(8,753,295)	$(6,462,313)	$(4,626,663)
(Loss) income from discontinued operations (including gain on sale of properties and minority interest) – limited partners	(1,609,896)	255,260	(393,077)
Net loss - limited partners	$(10,363,191)	$(6,207,053)	$(5,019,740)
Loss from operations per BAC	$(113.99)	$(84.16)	$(60.25)
(Loss) income from discontinued operations (including gain on sale of properties and minority interest) – per BAC	(20.97)	3.33	(5.12)
Net loss per BAC	$(134.96)	$(80.83)	$(65.37)

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – March 31, 2005	$5,538,359	$6,165,850	$(627,491)

Net loss	(5,070,444)	(5,019,740)	(50,704)

Partners’ capital (deficit) – March 31, 2006	467,915	1,146,110	(678,195)

Net loss	(6,269,750)	(6,207,053)	(62,697)

Partner’s capital (deficit) – March 31, 2007	(5,801,835)	(5,060,943)	(740,892)
Net loss	(10,467,870)	(10,363,191)	(104,679)
Contribution – write off of related party debt	8,125		8,125

Partner’s capital (deficit) – March 31, 2008	$(16,261,580)	$(15,424,134)	$(837,446)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(10,467,870)	$(6,269,750)	$(5,070,444)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale	(2,508,563)	0	0
Depreciation and amortization	5,420,827	5,636,136	5,608,137
Loss on impairment of fixed assets	6,360,000	1,164,864	0
Minority interest in loss of subsidiaries	(814,334)	(23,807)	(28,990)
(Increase) decrease in assets:
Cash held in escrow	1,722,698	(2,312,608)	(227,205)
Other assets	1,978,039	(2,179,218)	456,003
Increase (decrease) in liabilities:
Accounts payable	(1,856,642)	2,466,842	(2,562,672)
Accrued interest payable	999,244	1,104,444	1,469,204
Security deposit payable	72,456	20,092	19,963
Due to local general partners and affiliates	1,172,756	(1,289,983)	2,134,957
Due to general partner and affiliates	(2,482,135)	2,085,364	1,874,926
Total adjustments	10,064,346	6,672,126	8,744,323
Net cash (used in) provided by operating activities	(403,524)	402,376	3,673,879

Cash flows from investing activities:
Proceeds from sales	7,164,093	0	0
Cost related to sales	(155,803)	0	0
Acquisition of property and equipment	(1,211,078)	(1,704,302)	(974,534)
Decrease (increase) in cash held in escrow	482,008	(252,296)	(53,468)
Increase in due to local general partners and affiliates	862,115	1,099,986	0
Insurance proceeds	0	4,078,772	0
Net cash provided by (used in) investing activities	7,141,335	3,222,160	(1,028,002)

Cash flows from financing activities:
Increase in deferred costs	(25,736)	0	0
Repayments of mortgage notes	(4,292,442)	(2,664,482)	(2,691,874)
Decrease in due to local general partners and affiliates	(52,377)	(52,720)	(41,459)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(325,571)	(187,519)	(49,882)
Net cash used in financing activities	(4,696,126)	(2,904,721)	(2,783,215)

Net increase (decrease) in cash and cash equivalents	2,041,685	719,815	(137,338)

Cash and cash equivalents at beginning of year	2,372,168	1,652,353	1,789,691

Cash and cash equivalents at end of year*	$4,413,853	$2,372,168	$1,652,353

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$3,608,868	$3,930,967	$3,711,610

*  Cash and cash equivalents, end of year, for the years ended March 31, 2008, 2007 and 2006, includes cash and cash equivalents from discontinued operations of $357,703, $131,598 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Summarized below are the components of the gain on sale of investments and properties:
Proceeds from sale of investments and properties – net	$(7,008,290)	$0	$0
Decrease in property and equipment, net of accumulated depreciation	15,174,776	0	0
Decrease in cash held in escrow	578,513	0	0
(Increase) decrease in prepaid expenses and other assets	242,599	0	0
Decrease in deferred costs	233,874	0	0
Decrease in mortgage notes payable	(9,848,904)	0	0
Decrease in accounts payable and other liabilities	(733,250)	0	0
Decrease in accrued interest payable	(10,999)	0	0
Decrease in security deposits payable	(188,068)	0	0
Increase (decrease) in due to general partners and affiliates	(16,875)	0	0
Decrease in due to local general partners and affiliate	(1,126,467)	0	0
Increase in capitalization of consolidated subsidiaries attributable to minority interest	186,403	0	0
Contribution from write-off of related party debt	8,125	0	0

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - General

Independence Tax Credit Plus L.P. (the “Partnership”), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”).  The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation (“RIAI”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

The Partnership’s business is to invest as a limited partner in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) that own leveraged apartment complexes (“Apartment Complexes”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.  Qualified Beneficial Assignment Certificates (“BACs”) holders are entitled to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

The Partnership is currently in the process of disposing of its investments.  As of March 31, 2008, the Partnership has disposed of six of the twenty-eight original Properties.  During the year ended March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  Through March 31, 2008, two Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in three Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership (see Note 10).  In addition, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in another Local Partnership (see Note 11).  Subsequent to March 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership and three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 15).

The Partnership was authorized to issue a total of 200,000 BACs which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2008, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership’s fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $80,000, $48,000 and $32,000 for the years ended March 31, 2008, 2007 and 2006, respectively (the 2007, 2006 and 2005 Fiscal Years, respectively). The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2008 (see Note 11).

During the year ended March 31, 2008, the Partnership recorded approximately $6,360,000 as an aggregate loss on impairment of assets.  Through March 31, 2008, the Partnership has recorded approximately $8,025,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

f)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.    Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$242,965	$203,364	$144,504
Other	440,399	402,353	512,450

Total other revenue	$683,364	$605,717	$656,954

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2008	2007*	2006*

Interest	$34,105	$32,040	$19,312
Other	271,577	243,691	231,007
Total other revenue	$305,682	$275,731	$250,319
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

i)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This “Fair Value Option” would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement was issue with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries.  The effective date for this provision is for fiscal year ends beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable from operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$38,606,197	$37,775,035	$41,580,846	$40,729,357
Not practicable	$24,725,829	*	$33,695,155	*

The estimated fair values of the Partnership’s mortgage notes payable from discontinued operations are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$3,272,090	$3,272,090	$9,675,961	$6,660,885
Not practicable	$4,206,500	*	$0	*

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

*
Management believes it is not practical to estimate the fair value of these mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment from operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2008	2007

Land	$4,717,143	$5,313,563	-
Building and improvements	132,103,886	162,672,612	15-40
Furniture and fixtures	3,356,074	3,254,210	3-10
	140,177,103	171,240,385

Less: Accumulated depreciation	(61,526,197)	(70,978,449)

	$78,650,906	$100,261,936

The initial cost to the Partnership, as shown in Schedule III in Item 15 includes approximately $4,500,000 of acquisition fees paid to the General Partner and $1,057,104 of acquisition expenses.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer’s fees of approximately $14,500,000 to the Local General Partners and affiliates, net of approximately $979,000 earned by the Partnership.  Such fees were included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to, $4,214,859, $4,220,891 and $4,199,873, respectively.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2008	2007

Land	$777,006	$377,368	-
Building and improvements	14,344,435	15,189,402	15-40
Furniture and fixtures	499,959	298,933	3-10
	15,621,400	15,865,703

Less: Accumulated depreciation	(9,242,996)	(5,491,064)

	$6,378,404	$10,374,639

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2008, 2007 and 2006 amounted to $1,068,707, $1,274,579 and $1,267,599, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2008	2007

Purchase price payments*	$0	$8,607
Real estate taxes, insurance and other	2,930,927	7,005,330
Reserve for replacements	3,640,467	4,997,496
Tenant security deposits	569,306	706,429

	$7,140,700	$12,717,862

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow included in the discontinued assets consists of the following:
	March 31,
	2008	2007

Real estate taxes, insurance and other	$2,386,962	$132,392
Reserve for replacements	433,795	0
Tenant security deposits	208,059	102,481

	$3,028,816	$234,873

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

	March 31,		Period
	2008	2007

Financing expenses	$1,940,437	$3,049,894	*
Less: Accumulated amortization	(1,284,026)	(1,890,663)

	$656,411	$1,159,231

Amortization expense from operations for the years ended March 31, 2008, 2007 and 2006 amounted to $85,732, $85,732 and $85,731, respectively.

The discontinued assets components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2008	2007

Financing expenses	$924,541	$133,416	*
Less: Accumulated amortization	(732,911)	(99,201)

	$191,630	$34,215

* Over the life of the respective mortgages.

Amortization expense from discontinued operations for the years ended March 31, 2008, 2007 and 2006 amounted to $51,529, $54,934 and $54,934, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $484,000, including principal and interest at rates varying from 0% to 9% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $8,361,000 and 8,401,000 at December 31, 2007 and 2006, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements on the mortgage notes from operations, as of March 31, 2008, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2008	$8,993,010
2009	2,187,919
2010	4,048,682
2011	1,791,213
2012	1,973,124
Thereafter	44,338,078

$63,332,026

Accrued interest payable as of March 31, 2008 and 2007 was approximately $11,332,000 and $10,369,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements from operations require monthly deposits to replacement reserves of approximately $68,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $62,000, including principal and interest at rates varying from 1% to 9% per annum, through the year 2015.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements on the mortgage notes from discontinued operations, as of March 31, 2008, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2008	$1,324,749
2009	489,435
2010	497,435
2011	2,777,764
2012	475,177
Thereafter	1,914,030

$7,478,590

Accrued interest payable as of March 31, 2008 and 2007 was approximately $517,000 and $492,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements from discontinued operations require monthly deposits to replacement reserves of approximately $6,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 8 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of March 31, 2008 and 2007, the Partnership owes an affiliate of the General Partner approximately $2,953,000 and $6,187,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to two Local Partnerships to fund their operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Years Ended March 31,
	2008	2007*	2006*

Partnership management fees (i)	$869,000	$880,000	$880,000
Expense reimbursement (ii)	181,166	190,309	273,640
Local administrative fee (iv)	39,500	39,500	39,500
Property management fees incurred to affiliates of the General Partners	181,607	145,155	144,489
Total general and administrative - General Partner	1,271,273	1,254,964	1,337,629
Property management fees incurred to affiliates of the Local General Partners (iii)	761,937	700,610	609,679
Total general and administrative - related parties	$2,033,210	$1,955,574	$1,947,308

The General Partner and its affiliates perform services for the Partnership.  The cost incurred from discontinued operations for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Years Ended March 31,
	2008	2007*	2006*

Local administrative fee (iv)	$15,000	$15,000	$15,000
Total general and administrative-General Partners	15,000	15,000	15,000
Property management fees incurred to affiliates of the Local General Partners (iii)	298,440	315,801	265,382
Total general and administrative-related parties	$313,440	$330,801	$280,382
* Reclassified for comparative purposes.

(i)     The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $9,228,000 and $8,359,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.

(ii)           The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $1,825,000 and $1,644,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.

(iii)           Property management fees incurred by the subsidiary partnerships amounted to $1,378,224, $1,422,528 and $1,317,131 for the years ended March 31, 2008, 2007 and 2006, respectively.  Of these fees, $1,060,377, $1,006,411 and $875,061 were incurred to affiliates of the general partners of the Local Partnerships (the “Local General Partners”) which includes $298,440, $315,801 and $265,382 of these fees relating to discontinued operations and $181,607, $145,155 and $144,489 were incurred to affiliates of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(iv)           Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	March 31,
	2008	2007

Operating advances (i)	$1,658,749	$1,727,780
Development fee payable	1,385,161	1,396,993
Long-term notes payable (ii)	1,313,684	1,366,061
Accrued interest on long-term notes payable	1,314,233	1,052,466
Management and other fees	738,441	759,229
Construction costs	6,087,870	5,173,058
	$12,498,138	$11,475,587

(i) Operating advances include the following loan:

Christine Apartments, L.P.	$116,100	$116,100
This loan is non-interest bearing and has no set repayment terms.

(ii) Long-term notes payable consist of the following:

Creative Choice Homes II, LTD.	$979,770	$979,770
The first note bears interest at 7% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2006 amounted to $479,770, and thus, this note is technically in default.  The second note bears interest at 12% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2006 amounted to $500,000, and thus, this note is technically in default.

Plainsboro Housing Partners, L.P.	$333,914	$386,291
This loan accrues interest at a rate of 7.34% per annum on the outstanding principal balance. Repayment of the principal and interest shall be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal are due in a balloon payment in December 2013.

Interest expense incurred on such long-term notes payable amounted to approximately $286,000, $122,000 and $126,000 for the 2007, 2006 and 2005 Fiscal Years, respectively.

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	March 31,
	2008	2007

Development deficit advances	$0	$50,000
Operating advances	215,093	414,493
Development fee payable	9,135	0
Management and other fees	(2,059)	(75,800)

	$222,169	$388,693

C)  Other

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

	Years Ended December 31,
	2007	2006	2005

Financial statement net loss	$(10,467,870)	$(6,269,750)	$(5,070,444)
Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(756,303)	(983,042)	(961,689)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	27,737	(16,893)	32,009
Tax exempt interest income	(142,516)	0	0
Non-deductible loss on impairment of property	6,360,000	1,164,864	0
Cost from hurricane events not deducted for income tax purposes	2,309,923	0	0
Difference between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	1,841,300	0	0
Other, including related party accruals not deductible until paid	1,319,955	1,825,310	(191,835)

Taxable net income (loss) as shown on the income tax return for the calendar year ended	$492,226	$(4,279,511)	$(6,191,959)

NOTE 10 – Sale of Property

The Partnership is currently in the process of disposing of its investments.  During the year ended March 31, 2008, two Local Partnerships sold their property and the related assets and liabilities, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  Through March 31, 2008, two Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in three Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, one Local Partnership entered into an agreement to sell its property and related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in another Local Partnership (see Note 11).  Subsequent to March 31, 2008, the Partnership sold its limited partnership interest in one Local Partnership and three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 15).

On March 20, 2008, the property and related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $191,000 resulting from the write of the deficit basis in the property at the date of sale, which will be recognized during the quarter ending June 30, 2008.

On February 1, 2008, the Partnership sold its limited partnership interest in Hampden Hall Associates, L.P. (“Hampden Hall”) to an affiliate of the Local General Partner for a sales price of approximately $955,000.  The sale resulted in a loss of approximately $1,173,000, resulting from the write-off of the basis in the Local Partnership of approximately $2,128,000 at the date of the sale and the $955,000 cash received from the sale.

On January 17, 2008, the Partnership sold its limited partnership interest in BX-7F Associates (“Beaumont”) to the Local General Partner for a sales price of $2,090,000.  The sale resulted in a gain of approximately $311,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $1,711,000 and the $2,022,299 cash received from the sale.

On November 30, 2007, the property and the related assets and liabilities of Harbor Court Limited Partnership (“Harbor Court”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $1,991,996 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interests of approximately $108,000.  The sale resulted in a gain of approximately $1,260,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On October 31, 2007, Old Public Limited Partnership (“Old Public”) transferred the deed to the property and the related assets and liabilities to an unaffiliated third party in lieu of foreclosure.  The transfer of assets of approximately $851,000 and liabilities of $1,138,000 resulted in a gain of approximately $287,000 at the date of the transfer.  An adjustment to the gain of approximately $(193,000) was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $94,000.

On March 29, 2007, the Partnership sold its limited partnership interest in P.S. 157 Associates, L.P. (“P.S. 157”) to the Local General Partner for a sales price of $1,996,490.  The sale resulted in a gain of approximately $2,010,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $13,000 at the date of the sale and the $2,023,209 cash received from the sale.  An adjustment to the gain of approximately $6,000 was recorded during the quarter ended March 31, 2008, resulting in an overall gain of approximately $2,016,000.

NOTE 11 – Assets Held for Sale

On March 31, 2008, Bethel Villa Associates, L.P. (“Bethel Villa”) entered into a purchase and sale agreement to sell its limited partnership interest to the Local General Partner for a sales price of $750,000.  The sales documents have been executed.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000.  Bethel Villa is being held as an asset held for sale as of March 31, 2008.  As of December 31, 2007, Bethel Villa had property and equipment, at cost, of approximately $5,360,000, accumulated depreciation of approximately $4,603,000 and mortgage debt of approximately $2,874,000.

On September 5, 2007, Lancaster Terrace Limited Partnership (“Lancaster Terrace”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to the Local General Partner for a sales price of $2,800,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur during 2008.  Lancaster Terrace was being held as an asset held for sale since the quarter ended September 30, 2007.  As of December 31, 2007, Lancaster Terrace had property and equipment, at cost, of approximately $3,961,000, accumulated depreciation of approximately $2,334,000 and mortgage debt of approximately $1,332,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.

OPERATIONS	Quarter Ended
	June 30, 2007*	September 30, 2007*	December 31, 2007*	March 31, 2008

Revenues	$4,456,653	$4,528,241	$4,232,422	$5,081,406
Operating expenses	(6,060,116)	(5,618,655)	(5,835,435)	(9,659,940)
Loss before minority interest	(1,603,463)	(1,090,414)	(1,603,013)	(4,578,534)
Minority interest in loss of subsidiaries from operations	6,155	6,554	7,046	13,957
Loss from operations	(1,597,308)	(1,083,860)	(1,595,967)	(4,564,577)
Income (loss) from discontinued operations	1,662,274	137,050	458,682	(3,884,164)
Net income (loss)	$64,966	$(946,810)	$(1,137,285)	$(8,448,741)
Net loss per weighted average BAC from operations	$(20.59)	$(13.97)	$(20.58)	$(58.85)
Net income (loss) per weighted average BAC from discontinued operations	21.43	1.76	5.92	(50.08)
Net income (loss) per weighted average BAC	$0.84	$(12.21)	$(14.66)	$(108.93)

OPERATIONS	Quarter Ended
	June 30, 2006*	September 30, 2006*	December 31, 2006*	March 31, 2007*

Revenues	$4,393,366	$4,149,933	$4,288,646	$4,978,434
Operating expenses	(5,774,238)	(5,665,703)	(5,313,849)	(7,613,152)
Loss before minority interest	(1,380,872)	(1,515,770)	(1,025,203)	(2,634,718)
Minority interest in loss of subsidiaries	7,945	6,704	5,751	8,574
Loss from operations	(1,372,927)	(1,509,066)	(1,019,452)	(2,626,144)
(Loss) income from discontinued operations	(87,080)	(17,727)	123,313	239,333
Net loss	$(1,460,007)	$(1,526,793)	$(896,139)	$(2,386,811)
Net loss per weighted average BAC from operations	$(17.70)	$(19.46)	$(13.14)	$(33.86)
Net (loss) income per weighted average BAC from discontinued operations	(1.12)	(0.23)	1.59	3.09
Net loss per weighted average BAC	$(18.82)	$(19.69)	$(11.55)	$(30.77)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 13 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)

The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern.  Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2008 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

Opa-Locka has also continued to incur significant operating losses resulting, in part, from the effects of a major hurricane, which created additional losses.  These conditions raise substantial doubt about Opa-Locka’s ability to continue as a going concern.  The ability for Opa-Locka to continue as a going concern is based on the Local General Partner’s continuing ability to fund operating losses and insurance proceeds to cover the damages to the Property.  This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years.  The financial statements do not include any adjustments that might be necessary if Opa-Locka is unable to continue as a going concern.

The Partnership’s investment in Opa-Locka at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net loss (income) after minority interest amounted to approximately $2,400,000, $1,600,000 and $(3,000) for the 2007, 2006 and 2005 Fiscal Years.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,789,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2007, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $4,061,787 remains payable to the construction company as of December 31, 2007 related to the rehabilitation. In addition, during the year ended December 31, 2007, $2,309,923 was incurred by Opa-Locka as costs from hurricane events in excess of insurance proceeds received.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended March 31, 2007, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment loss of $1,164,864, was recognized on the building and improvements.  Subsequently, on May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related liabilities to an unaffiliated third party purchaser (see Note 15).

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2007, current liabilities exceed current assets by approximately $360,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $712,000, $431,000 and $436,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2007, current liabilities exceed current assets by approximately $100,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Boston Bay at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $540,000, $212,000 and $163,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, uninsured cash and cash equivalents approximated $4,058,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective partnership agreements of the Local Partnerships and the U.S. Department of Housing and Urban Development (“HUD”) based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made for surplus cash flow.

e)  Tax Credits

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 23% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced. Because of the time required for the acquisition, completion and rent-up of Apartment Complexes, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $11,579, $17,573 and $17,573 Tax Credits during the 2007, 2006 and 2005 tax years, respectively.

NOTE 14 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2008, Homestead, Harbor Court, Bethel Villa and Lancaster were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2007, P.S. 157 and Homestead were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,
	2008	2007

Assets
Property and equipment – less accumulated depreciation of $9,242,996 and $5,491,064, respectively	$6,378,404	$10,374,639
Cash and cash equivalents	357,703	131,598
Cash held in escrow	3,028,816	234,873
Deferred costs, net of accumulated amortization of $732,911 and $99,201, respectively	191,630	34,215
Other assets	213,732	146,108
Total assets	$10,170,285	$10,921,433

Liabilities
Mortgage notes payable	$7,478,590	$9,675,961
Accounts payable	291,398	204,937
Accrued interest payable	516,823	492,112
Security deposit payable	127,418	107,711
Due to local general partners and affiliates	222,169	388,693
Due to general partners and affiliates	45,000	37,500
Minority interest	(471,908)	(447,136)
Total liabilities	$8,209,490	$10,459,778

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2008, P.S. 157, Old Public, Harbor Court, Beaumont, Hampden Hall and Homestead, which were sold during the year, and Bethel Villa and Lancaster, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2007, P.S. 157, which was sold during the year, Homestead, which was classified as an asset held for sale, and Old Public, Harbor Court, Beaumont, Hampden Hall, Bethel Villa and Lancaster, in order to present comparable results to the year ended March 31, 2008, were classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2006, P.S. 157, Old Public, Harbor Court, Beaumont, Hampden Hall, Homestead, Bethel Villa and Lancaster, in order to present comparable results to the year ended March 31, 2008, were classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2008	2007	2006

Revenues
Rental income	$5,369,754	$5,913,606	$5,366,817
Other (Note 2)	305,682	275,731	250,319
Gain on sale of properties	2,508,563	0	0
Total revenue	8,183,999	6,189,337	5,617,136
Expenses
General and administrative	1,275,803	1,187,743	1,178,214
General and administrative-related parties (Note 8)	313,440	320,801	280,382
Repairs and maintenance	1,177,677	1,189,054	1,321,486
Operating and other	593,671	597,250	617,427
Real estate taxes	222,947	231,765	251,899
Insurance	394,677	392,069	363,296
Interest	492,328	678,136	678,598
Depreciation and amortization	1,120,236	1,329,513	1,322,533
Loss on impairment of property	5,000,000	0	0
Total expenses	10,590,779	5,926,331	6,013,835
(Loss) income before minority interest	(2,406,780)	263,006	(396,699)
Minority interest in income (loss) of subsidiaries from discontinued operations	780,622	(5,167)	(348)
Total (loss) income from discontinued operations (including gain on sale of properties)	$(1,626,158)	$257,839	$(397,047)
(Loss) income – limited partners from discontinued operations (including gain on sale of properties)	$(1,609,896)	$255,260	$(393,077)
Number of BACs outstanding	76,786	76,786	76,786
(Loss) income discontinued operations (including gain on sale of properties) per BAC	$(20.97)	$3.33	$(5.12)

Cash flows from Discontinued Operations:

	Years Ended March 31,
	2008	2007*	2006*

Net cash (used in) provided by operating activities	$(110,203)	$1,140,679	$1,852,518
Net cash provided by (used in) investing activities	$11,795,830	$(278,660)	$(311,378)
Net cash used in financing activities	$(2,149,637)	$(475,181)	$(731,384)

*  Reclassified for comparative purposes.

NOTE 15 – Subsequent Events

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sale price of $17,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur during the quarter ended December 31, 2008.  No assurance can be given that the sale will actually occur.  As of December 2007, Opa-Locka had property and equipment, at cost, of approximately $22,070,000, accumulated depreciation of approximately $7,685,000 and mortgage debt of approximately $6,340,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On May 6, 2008, the Partnership’s limited partnership interest in Susquehanna Partners (“Susquehanna”) was sold to an affiliate of the Local General Partner for a sales price of $1.  The Partnership received $1 from the sale.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.

On April 14, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Rolling Green had property and equipment, at cost, of approximately $22,311,000, accumulated depreciation of approximately $11,528,000 and mortgage debt of approximately $11,304,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell its property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  The closing is expected to occur by the end of 2008.  No assurance can be given that the sale will actually occur.  As of December 31, 2007, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $1,945,000 and mortgage debt of approximately $3,208,000.

On April 1, 2008, the Partnership’s limited partnership interest in Landreth Venture L.P. (“Landreth”) was sold to the Local General Partner for a sales price of $20,000.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss in impairment of $730,000.  The sale resulted in a loss of approximately $3,000, resulting from the write-off of the basis in the Local Partnership of approximately $23,000 and $20,000 cash received from the sale, which will be recognized on the Partnership’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2008.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, Inc., the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and executive officers of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation (“RIAI).  The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).  Centerline has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of RIAI is set forth below.

Name	Position

Robert L. Levy	Director and Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer
Marc D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline and is responsible both for financial restructuring of real estate properties and directing Centerline’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership interest in the Partnership	Related Independence Associates L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	100%

Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds either a 0.1% or 1% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the general partner of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 18, 2006, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the director and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Lehigh Tax Credit Partners, Inc.	6,846.30	(2) (3)	8.9%

J. Michael Fried	6,846.30	(2) (3) (4)	8.9%

Alan P. Hirmes	6,846.30	(2) (3) (4)	8.9%

Stuart J. Boesky	6,846.30	(2) (3) (4)	8.9%

Marc D. Schnitzer	6,846.30	(2) (3) (4)	8.9%

Denise L. Kiley	6,846.30	(2) (3) (4)	8.9%

Robert L. Levy	-		-

Andrew J. Weil	-		-

All directors and executive officers of the general partner of the General Partner as a group (three persons)	6,846.30	(2) (3) (4)	8.9%

(1)  The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)  As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated May 28, 1997 among the Partnership, Lehigh I and the General Partner (the “Standstill Agreement”), Lehigh I agreed that, prior to May 28, 2007 (the “Standstill Expiration Date”), it would not and it would cause certain affiliates, including Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any “solicitation” of “proxies” or “consents” (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a “group” (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it would not sell any BACs acquired by it unless the buyer of such BACs agreed to be bound by the Standstill Agreement; provided, however, Lehigh I was entitled to make transfers in the secondary market to any purchaser which represented that following such sale it would not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I was entitled to vote its BACs as it determined with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates.  The address of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3)  All of such BACs represent BACs owned directly by Lehigh I and Lehigh II for which the Managing Member serves as managing member. As of May 28, 2008, Lehigh I held 3,410.65 BACs and Lehigh II held 2,239.60 BACs.

(4)  Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein.  All other parties only own an economic interest.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $62,300 and $86,900, respectively.

Audit – Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s  annual tax returns were $1,000 and $11,000 for the years ended December 31, 2007 and 2006, respectively.

All Other Fees
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2008 and 2007	61

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	62

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	63

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	64

	Notes to Consolidated Financial Statements	66

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	92

	Schedule I- Condensed Financial Information of Registrant	93

	Schedule III - Real Estate and Accumulated Depreciation	96

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant

*Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	89

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	90

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	91

Item 15.	Exhibits and Financial Statement Schedules (continued)

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Lancaster Terrace Limited Partnership	OR
655 North Street Limited Partnership	LA
Landreth Venture	PA
Homestead Apartments Associates Ltd.	FL
West Diamond Street Associates	PA
Susquehanna Partners	PA
Boston Bay Limited Partnership	MA
Morrant Bay Limited Partnership	MA
Hope Bay Limited Partnership	MA
Lares Apartments Limited Partnership	PR
Lajas Apartments Limited Partnership	PR
Arlington-Rodeo Properties	CA
Conifer Bateman Associates	NY
Chester Renaissance Associates	PA
Homestead Apartments II, LTD.	FL
Cloisters Limited Partnership II	PA
Creative Choice Homes II, LTD.	FL
Milford Crossing Associates L.P.	DE
Los Angeles Limited Partnership	PR
Christine Apartments, L.P.	NY
Plainsboro Housing Partners, L.P.	NJ
Rolling Green Associates, L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
a General Partner

Date:	June 27, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer
and Director

Date:	June 27, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Related Independence Associates Inc.	June 27, 2008

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Related Independence Associates Inc.	June 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 27, 2008 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006 and 2005 Fiscal Years and Schedule III at March 31, 2008.  In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 13(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $3,651,851 (2007 Fiscal Year), $2,257,184 (2006 Fiscal Year) and $596,598 (2005 Fiscal Year), and their assets aggregated $23,381,182 and $26,226,406 at March 31, 2008 and 2007, respectively.  Management’s plan in regard to this matter is also described in Note 13(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June  27, 2008

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	2008	2007

Cash and cash equivalents	$2,818,676	$31,266
Advances and investment in subsidiary partnerships	6,929,305	19,668,019
Cash held in escrow	0	8,607
Other assets	137,511	2,112,848

Total assets	$9,885,492	$21,820,740

LIABILITIES AND PARTNERS’ CAPITAL

Other liabilities	$7,292	$2,001,244
Due to general partners and affiliates	14,006,563	16,190,153

Total liabilities	14,013,855	18,191,397

Partners’ (deficit) capital*	(4,128,363)	3,629,343

Total liabilities and partners’ capital	$9,885,492	$21,820,740

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

*    Condensed partners’ (deficit) capital includes $427,758 and $472,251 of related party income at March 31, 2008 and 2007, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues	$24,695	$10,426	$6,928

Expenses

Administrative and management	241,765	178,403	129,867
Administrative and management-related parties	1,050,166	1,070,309	1,153,640

Total expenses	1,291,931	1,248,712	1,283,507

Loss from operations	(1,267,236)	(1,238,286)	(1,276,579)
Gain on sale of investments in subsidiary partnerships	1,053,008	0	0
Distribution income of subsidiary partnerships in excess of investments	32,972	16,486	0
Equity in loss of subsidiary partnerships	(7,576,450)	(3,161,490)	(2,092,313)

Net loss	$(7,757,706)	$(4,383,290)	$(3,368,892)

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:

Net loss	$(7,757,706)	$(4,383,290)	$(3,368,892)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of investments	(1,053,008)	0	0
Distribution income of subsidiary partnerships in excess of investments	(32,972)	(16,486)	0
Equity in loss of subsidiary partnerships	7,576,450	3,161,490	2,092,313
Increase in other assets	(12,625)	(1,982,727)	0
(Decrease) increase in other liabilities	2,597	1,986,377	1,972
Increase in due to general partner and affiliates	(2,183,590)	2,145,674	1,888,697

Total adjustments	4,296,852	5,294,328	3,982,982

Net cash (used in) provided by operating activities	(3,460,854)	911,038	614,090

Cash flows from investing activities:
Proceeds from sale of investments in subsidiary partnerships	5,000,508	0	0
Decrease in cash held in escrow-purchase price payments	8,607	9,334	0
Investment in subsidiary partnerships	(8,607)	(9,334)	0
Distributions from subsidiary partnerships	2,078,010	81,847	102,265
Advances to subsidiary partnerships	(830,254)	(1,050,427)	(688,640)

Net cash provided by (used in) investing activities	6,248,264	(968,580)	(586,375)

Net increase (decrease) in cash and cash equivalents	2,787,410	(57,542)	27,715

Cash and cash equivalents, beginning of year	31,266	88,808	61,093

Cash and cash equivalents, end of year	$2,818,676	$31,266	$88,808

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

Apartment Complexes

Harbor Court Limited Partnership (d)
Staten Island, NY	$0	$137,450	$1,007,966	$(1,145,416)	$0	$0	$0	$0	1991	Dec. 1991	27.5	years
Old Public Limited Partnership (e)
Lawrenceburg, TN	0	10,000	1,713,310	(1,723,310)	0	0	0	0	1991	Dec. 1991	27.5	years
Lancaster Terrace Limited Partnership
Salem, OR	1,332,341	161,269	3,679,601	157,170	163,105	3,834,935	3,998,040	2,353,912	1992	Feb. 1992	15-27.5	years
655 North Street Limited Partnership
Baton Rouge, LA	4,731,551	125,500	3,040,980	6,236,976	127,751	9,275,705	9,403,456	4,975,298	1992	Mar. 1992	27.5	years
Landreth Venture
Philadelphia, PA	3,148,181	1,761	5,903,337	(598,332)	3,645	5,303,121	5,306,766	2,395,871	1992	Mar. 1992	40	years
Homestead Apartments Associates Ltd. (b)(d)
Homestead, FL	3,272,090	329,402	0	5,901,849	338,802	5,892,449	6,231,251	2,266,131	1992	Mar. 1992	40	years
Bethel Villa Associates, L.P.
Wilmington, DE	2,874,159	270,000	5,969,354	(1,826,095)	275,099	4,138,160	4,413,259	4,080,219	1992	Apr. 1992	27.5	years
West Diamond Street Associates
Philadelphia, PA	1,576,000	30,829	3,444,649	(934,261)	32,414	2,508,803	2,541,217	1,809,500	1992	May 1992	40	years
Susquehanna Partners
Philadelphia, PA	1,638,149	16,000	0	3,377,315	17,585	3,375,730	3,393,315	1,541,919	1992	May 1992	20-40	years
Boston Bay Limited Partnership
Boston, MA	2,009,252	440,000	4,143,758	891,334	441,585	5,033,507	5,475,092	2,924,286	1991	Aug. 1992	27.5	years
Morrant Bay Limited Partnership
Boston, MA	2,971,215	650,000	5,522,250	1,485,897	651,585	7,006,562	7,658,147	3,914,926	1991	Aug. 1992	27.5	years
Hope Bay Limited Partnership
Boston, MA	1,111,455	225,000	1,435,185	697,388	226,585	2,130,988	2,357,573	1,207,372	1991	Aug. 1992	27.5	years
Lares Apartments Limited Partnership
Lares, PR	4,347,198	137,000	0	5,440,655	151,585	5,426,070	5,577,655	1,959,565	1992	Aug. 1992	40	years
Lajas Apartments Limited Partnership
Lajas, PR	4,013,456	110,090	4,952,929	309,432	111,675	5,260,776	5,372,451	2,119,945	1992	Aug. 1992	40	years
Arlington-Rodeo Properties
Los Angeles, CA	3,543,123	624,052	0	5,090,262	625,637	5,088,677	5,714,314	2,153,945	1992	Aug. 1992	27.5	years
Conifer Bateman Associates
Lowville, NY	901,602	15,000	2,525,729	92,118	16,585	2,616,262	2,632,847	1,515,155	1990	Aug. 1992	15-27.5	years
Hampden Hall Associates, L.P. (c)
St. Louis, MO	0	0	0	0	0	0	0	0	1992	Sep. 1992	27.5	years
Chester Renaissance Associates
Chester, PA	839,350	33,667	168,333	1,794,585	42,153	1,954,432	1,996,585	741,495	1992	Sep. 1992	40	years
Homestead Apartments II, LTD.
Homestead, FL	3,208,194	338,966	0	5,287,011	340,551	5,285,426	5,625,977	1,964,449	1992	Oct. 1992	40	years
P.S. 157 Associates, L.P. (a)(b)
New York, NY	0	36,500	9,350,642	(9,387,142)	0	0	0	0	1992	Nov. 1992	40	years
Cloisters Limited Partnership II
Philadelphia, PA	0	35,160	0	9,635,371	36,745	9,633,786	9,670,531	3,558,002	1992	Nov. 1992	40	years
Creative Choice Homes II, LTD.
Opa-Locka, FL	6,340,166	0	0	22,101,731	574,637	21,527,094	22,101,731	7,704,919	1988	Dec. 1992	40	years
Milford Crossing Associates L.P. (**)
Milford, DE	2,334,394	203,006	0	4,392,233	115,519	4,479,720	4,595,239	2,481,391	1992	Dec. 1992	27.5	years

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

BX-7F Associates, L.P. (c)
Bronx, NY	0	4	5,705,064	(5,705,064)	0	0	0	0	1993	Jan. 1993	40	years
Los Angeles Limited Partnership
Rio Piedras, PR	3,879,215	201,210	0	6,719,125	203,384	6,716,951	6,920,335	2,384,590	1994	Apr.1993	40	years
Christine Apartments, L.P.
Buffalo, NY	1,245,000	10,000	2,351,072	310,876	13,174	2,658,775	2,671,949	1,404,644	1993	June 1993	27.5	years
Plainsboro Housing Partners, L.P.
Plainsboro, NJ	4,190,459	800,000	0	8,986,063	802,174	8,983,889	9,786,063	3,764,716	1994	July 1993	27.5	years
Rolling Green Associates, L.P.
Syracuse, NY	11,304,066	180,000	19,583,101	2,591,609	182,174	22,172,536	22,354,710	11,546,941	1992	Oct. 1993	27.5	years
Less: Discontinued operations	(7,478,590)	(944,625)	(27,425,937)	12,749,159	(777,006)	(14,844,394)	(15,621,400)	(9,242,994)

	$63,332,026	$4,177,241	$53,071,323	$82,928,539	$4,717,143	$135,459,960	$140,177,103	$61,526,197

*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
**      During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.
(a)      The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2007.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(b)      This property is included in discontinued operations for the year ended March 31, 2007.  See Note 14 in Item 8, Financial Statements and Supplementary Data.
(c)      The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(d)      The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e)      The deed to the Property and related assets and liabilities were transferred during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

	Cost of Property and Equipment			Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$171,240,385	$186,636,537	$185,665,410	$70,978,449	$71,043,930	$65,579,865

Additions during period:
Improvements	1,211,078	1,717,395	974,534
Depreciation expense				5,283,566	5,495,470	5,467,472
Deductions during period:

Discontinued operations, dispositions, and impairments	(32,274,360)	(17,113,547)	(3,407)	(14,735,818)	(5,560,951)	(3,407)

Balance at close of period	$140,177,103	$171,240,385	$186,636,537	$61,526,197	$70,978,449	$71,043,930

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