Form 10-Q
period 2008-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2008-08-13
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20476

INDEPENDENCE TAX CREDIT PLUS L.P.
(Formerly known as Independence Tax Credit Plus Program)
(Exact name of registrant as specified in its charter)

Delaware	13-3589920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $36,913,292 and $61,526,197, respectively	$44,414,838	$78,650,906
Cash and cash equivalents	2,435,560	4,056,150
Cash held in escrow	3,333,967	7,140,700
Deferred costs, net of accumulated amortization of $385,137 and $1,284,026, respectively	373,854	656,411
Other assets	942,781	1,355,639
Total operating assets	51,501,000	91,859,806
Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $28,713,931 and $9,242,996, respectively	30,799,696	6,378,404
Net assets held for sale	8,022,957	3,791,881
Total assets from discontinued operations	38,822,653	10,170,285
Total assets	$90,323,653	$102,030,091

LIABILITIES AND PARTNERS’ DEFICIT

Operating Liabilities
Mortgage notes payable	$37,429,274	$63,332,026
Accounts payable	1,537,190	3,914,793
Accrued interest payable	10,854,780	11,332,424
Security deposits payable	359,909	555,107
Due to local general partners and affiliates	1,421,488	12,498,138
Due to general partners and affiliates	7,172,739	13,688,107
Total operating liabilities	58,775,380	105,320,595
Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	24,566,418	7,478,590
Net liabilities held for sale (including minority interest)	19,008,814	730,900
Total liabilities from discontinued operations	43,575,232	8,209,490
Total liabilities	102,350,612	113,530,085
Minority interests	6,382,487	4,761,586
Commitments and contingencies (Note 6)
Partners’ deficit
Limited partners (76,786 BACs issued and outstanding)	(17,590,121)	(15,424,134)
General partners	(819,325)	(837,446)
Total partners’ deficit	(18,409,446)	(16,261,580)
Total liabilities and partners’ deficit	$90,323,653	$102,030,091

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007*

Revenues
Rental income	$2,352,969	$2,382,010
Other income	82,396	142,575
Total revenues	2,435,365	2,524,585
Expenses
General and administrative	576,716	576,082
General and administrative-related parties (Note 2)	418,678	408,864
Repairs and maintenance	617,047	704,262
Operating	499,016	501,201
Taxes	165,211	161,875
Insurance	149,141	163,197
Financial, principally interest	502,354	502,203
Depreciation and amortization	625,447	617,215
Total expenses from operation	3,553,610	3,634,899
Loss from operations before minority interest	(1,118,245)	(1,110,314)
Minority interest in income of subsidiaries from operations	7,680	6,124
Loss from operations	(1,110,565)	(1,104,190)
Discontinued operations:
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) (Note 5)	(1,077,301)	1,169,156
Net (loss) income	$(2,187,866)	$64,966
Number of BACs outstanding	76,786	76,786
Loss from operations – limited partners	$(1,099,459)	$(1,093,148)
(Loss) income from discontinued operations (including minority interest and gain on sale of properties) – limited partners	(1,066,528)	1,157,464
Net (loss) income – limited partners	$(2,165,987)	$64,316
Loss from operations per BAC	$(14.32)	$(14.23)
(Loss) income from discontinued operations per BAC	(13.89)	15.07
Net (loss) income per BAC	$(28.21)	$0.84

* Reclassified for comparative purpose.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(16,261,580)	$(15,424,134)	$(837,446)
Net loss	(2,187,866)	(2,165,987)	(21,879)
Contribution – write-off of related party debt	40,000	0	40,000
Partners’ deficit – June 30, 2008	$(18,409,446)	$(17,590,121)	$(819,325)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(2,187,866)	$64,966
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of properties	(35,321)	(2,021,693)
Depreciation and amortization	1,124,899	1,398,119
Minority interest in income of subsidiaries	863,449	442,675
Increase in due to local general partners and affiliates	85,494	0
Decrease in due to general partner and affiliates	(1,144,174)	(84,358)
Increase in accounts payable	301,468	119,867
Increase in accrued interest payable	234,407	216,671
(Decrease) increase in security deposit payable	(6,602)	40,351
Decrease (increase) in other assets	23,503	(4,910)
Decrease in cash held in escrow	416,769	356,075
Total adjustments	1,863,892	462,797

Net cash (used in) provided by operating activities	(323,974)	527,763

Cash flows from investing activities:
Disposal (acquisition) of property and equipment	25,414	(219,884)
Proceeds from sale of properties	4,017,500	2,023,209
Costs paid relating to sale of properties	(223,374)	0
Increase in cash held in escrow	(476,727)	0
Increase (decrease) in due to local general partners and affiliates	184,405	(473)

Net cash provided by investing activities	3,527,218	1,802,852

Cash flows from financing activities:
Repayment of mortgage notes	(4,516,246)	(738,506)
Decrease in deferred costs	136,165	0
Decrease in due to local general partners and affiliates	(12,130)	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(1,801)	(58,001)

Net cash used in financing activities	(4,394,012)	(796,507)

Net (decrease) increase in cash and cash equivalents	(1,190,768)	1,534,108

Cash and cash equivalents at beginning of period	4,413,853	2,372,168

Cash and cash equivalents at end of period**	$3,223,085	$3,906,276
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(3,794,126)	$(2,023,209)
Property and equipment, net of accumulated depreciation	8,559,391	6,157,368
Other assets	179,032	2,010,782
Cash held in escrow	506,969	178,570
Deferred costs	20,255	51,595
Mortgage notes payable	(4,298,678)	(6,364,598)
Accounts payable and other liabilities	(960,871)	(2,058,001)
Due to general partners and affiliates	(85,000)	0
Due to local general partners and affiliates	(202,293)	25,800
Capital Contribution – General Partner	40,000	0
** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $787,525 and $87,752, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the “Partnership”) and twenty-three other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes (“Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30.  All subsidiaries have fiscal quarters ending March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $10,000 and $0 for the three months ended June 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the period ended March 31, 2008.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2008, the results of operations and its cash flows for the three months ended June 30, 2008 and 2007.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2010.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of June 30, 2008 and March 31, 2008, the Partnership owes an affiliate of the General Partner approximately $2,437,000 and $2,953,000, respectively, for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to one Local Partnership to fund its operations.  As of June 30, 2008 and March 31, 2008 the advances from the Partnership to the Local Partnership amounted to approximately $5,170,000 and $5,100,000, respectively.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Partnership management fees (a)	$209,000	$220,000
Expense reimbursement (b)	55,192	31,837
Local administrative fee (c)	6,125	6,125
Total general and administrative-General Partner	270,317	257,962
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	148,361	150,902
Total general and administrative-related parties	$418,678	$408,864

*   Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007*

Local administrative fee (c)	$5,625	$7,500
Property management fees incurred to affiliates of the General Partner (d)	45,782	44,468
Total general and administrative-General Partner	51,407	51,968
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	68,158	108,191
Total general and administrative-related parties	$119,565	$160,159

*   Reclassified for comparative purpose.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $9,437,000 and $9,228,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $981,000 and $1,825,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.

(c)  Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

(d)  Property management fees incurred by subsidiary partnerships amounted to $305,523 and $360,161 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees $216,519 and $259,093 were incurred to affiliates of the Local General Partners which includes $68,158 and $108,191 of these fees relating to discontinued operations.  In addition $45,782 and $44,468 were incurred to affiliates of the Partnership, all of which related to discontinued operations.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

Note 3 – Sale of Properties

The Partnership is currently in process of disposing of its investments.  It is anticipated that this process will take a number of years.  As of June 30, 2008, the Partnership sold its limited partnership interest in five Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of June 30, 2008, four Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 4).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.   The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $40,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss in impairment of $730,000.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale.

On March 20, 2008, the property and related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $75,000 resulting from the write-off of the deficit basis in the property at the date of sale.

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

Note 4 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of March 31, 2008, Opa-Locka had property and equipment, at cost, of approximately $22,070,000, accumulated depreciation of approximately $7,815,000 and mortgage debt of approximately $6,123,000.

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of March 31, 2008, Rolling Green had property and equipment, at cost, of approximately $22,311,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $11,149,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of March 31, 2008, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $1,978,000 and mortgage debt of approximately $3,198,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

On March 31, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  The sales documents have been executed, and the initial deposit funds of $300,000 were received by the Partnership during the quarter ended June 30, 2008, which is included in accounts payable - operations.  The sale requires HUD approval.  At this time, the Partnership cannot determine when or if HUD will grant its approval.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000.  Bethel Villa is being held as an asset held for sale as of March 31, 2008.  As of March 31, 2008, Bethel Villa had property and equipment, at cost, of approximately $5,360,000, accumulated depreciation of approximately $4,673,000 and mortgage debt of approximately $2,777,000.

On September 5, 2007, Lancaster Terrace Limited Partnership (“Lancaster Terrace”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to the Local General Partner for a sales price of $2,800,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur during 2008.  Lancaster Terrace was being held as an asset held for sale since the quarter ended September 30, 2007.  As of March 31, 2008, Lancaster Terrace had property and equipment, at cost, of approximately $3,962,000, accumulated depreciation of approximately $2,334,000 and mortgage debt of approximately $1,319,000.

Note 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold, and, therefore, classified as assets held for sale.  As of June 30, 2008, Landreth and Susquehanna, which were sold during the three months ended June 30, 2008, Homestead, which was sold during the year ended March 31, 2008,  and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008 and Bethel Villa and Lancaster, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30, 2008	March 31, 2008
Assets
Property and equipment – less accumulated depreciation of $28,713,931 and $9,242,996, respectively	$30,799,696	$6,378,404
Cash and cash equivalents	787,525	357,703
Cash held in escrow	6,388,538	3,028,816
Deferred costs, net of accumulated amortization of $1,526,728 and $732,911, respectively	422,839	191,630
Other assets	424,055	213,732
Total assets	$38,822,653	$10,170,285

Liabilities
Mortgage notes payable	$24,566,418	$7,478,590
Accounts payable	2,670,903	291,398
Accrued interest payable	661,172	516,823
Security deposit payable	222,411	127,418
Due to local general partners and affiliates	11,354,295	222,169
Due to general partners and affiliates	5,331,194	45,000
Minority interest	(1,231,161)	(471,908)
Total liabilities	$43,575,232	$8,209,490

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2008, Landreth and Susquehanna, which were sold during the three months ended June 30,2008, Homestead, which was sold during the year ended March 31, 2008,  and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2007, P.S. 157, which was sold during the year ended March 31, 2007, Homestead, which was classified as an asset held for sale, Harbor Court, Beamont and Hampden Hall, which were sold during the year ended March 31, 2008, Old Public, which transferred its deed to the property and related assets and liabilities during the year ended March 31, 2008, and in order to present comparable results to the three months ended June 30, 2008, Landreth, Susquehanna, Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*
Revenues
Rental income	$2,741,224	$3,375,112
Other	113,916	171,677
Gain on sale of properties	35,321	2,021,693
Total revenue	2,890,461	5,568,482
Expenses
General and administrative	680,693	916,163
General and administrative-related parties (Note 2)	119,565	160,159
Repairs and maintenance	471,427	512,323
Operating and other	308,152	469,790
Real estate taxes	259,245	258,307
Insurance	254,866	263,437
Interest	503,234	589,444
Depreciation and amortization	499,451	780,904
Total expenses	3,096,633	3,950,527
(Loss) income from discontinued operations before minority interest	(206,172)	1,617,955
Minority interest in loss of subsidiaries from discontinued operations	(871,129)	(448,799)
(Loss) income from discontinued operations	$(1,077,301)	$1,169,156
(Loss) income – limited partners from discontinued operations	$(1,066,528)	$1,157,464
Number of BACs outstanding	76,786	76,786
(Loss) income from discontinued operations	$(13.89)	$15.07

Cash flows from Discontinued Operations:

	Three Months Ended June 30,
	2008	2007*
Net cash provided by operating activities	$393,388	$343,871
Net cash provided by investing activities	$3,881,798	$2,138,502
Net cash used in financing activities	$(4,252,250)	$(553,441)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 6 – Commitments and Contingencies

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

The Partnership’s investment in Opa-Locka at June 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net loss after minority interest amounted to approximately $62,000 and $81,000 for the three months ended June 30, 2008 and 2007, respectively.

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

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,789,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of June 30, 2008, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $4,061,787 remains payable to the construction company as of June 30, 2008 related to the rehabilitation. In addition, during the year ended December 31, 2007, $2,309,923 was incurred by Opa-Locka as costs from hurricane events in excess of insurance proceeds received.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended March 31, 2007, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment loss of $1,164,864, was recognized on the building and improvements.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related liabilities to an unaffiliated third party purchaser (see Note 4).

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At March 31, 2008, current liabilities exceed current assets by approximately $397,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at June 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $148,000 and $305,000 for the three months ended June 30, 2008 and 2007, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At March 31, 2008, current liabilities exceed current assets by approximately $183,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Boston Bay at June 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $153,000 and $126,000 for the three months ended June 30, 2008 and 2007, respectively.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 15% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  As of June 30, 2008, the Partnership sold its limited partnership interest in five Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of June 30, 2008, four Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership entered into an agreement to sell its limited partnership interest in one Local Partnerships (see Note 4).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the three months ended June 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $65,000 and $53,000, respectively.  In addition, during the three months ended June 30, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to $32,500 and $0.  Additionally, during the three months ended June 30, 2008 and 2007, the Partnership received approximately $17,500 and $2,023,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships decreased approximately ($1,191,000) during the three months ended June 30, 2008 due to net cash used in operating activities ($324,000), costs paid relating to sale of properties ($223,000), repayments of mortgage notes ($4,516,000), an increase in cash held in escrow ($477,000), a decrease in due to local general partners and affiliates relating to financing activities ($12,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($2,000).  Such outflows exceeded proceeds from sale of properties ($4,018,000), increase in due to local general partners and affiliates relating to investing activities ($184,000), disposal of property and equipment ($25,000) and a decrease in deferred costs ($136,000). Included in the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties ($35,000) and depreciation and amortization ($1,125,000).

Total expenses from operations for the three months ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,007,131 and $2,106,617, respectively.

Accounts payable as of June 30, 2008 and March 31, 2008 totaled $1,537,190 and $3,914,793, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 6) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of June 30, 2008 and March 31, 2008, totaled $2,670,903 and $291,398, respectively.

Accrued interest payable as of June 30, 2008 and March 31, 2008 totaled $10,854,780 and $11,332,434, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of June 30, 2008 and March 31, 2008, totaled $661,172 and $516,823, respectively.

The working capital reserve at June 30, 2008 was approximately $1,715,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $9,437,000 and $9,228,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in twenty-eight Local Partnerships, all of which have their Tax Credits fully in place.  The Tax Credits are attached to the property for a period of ten years (“Credit Period”), and are transferable with the Property during the remainder of the ten-year period.  If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.  As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period.  This Local Partnership will receive $11,579 in Tax Credits through December 31, 2008 and then smaller amounts through 2011.  The Compliance Periods will continue through December 31, 2016 with respect to the Properties depending upon when the Tax Credit Periods commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are five assets classified as property and equipment-held for sale as of June 30, 2008 (see Note 4 in Item 1).

Through June 30, 2008, the Partnership has recorded approximately $8,025,000 as an aggregate loss on impairment of assets.

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

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income, and other rental related items.

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to a decrease in occupancy at two Local Partnerships partially offset by increases in rental rates and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $60,000 for the three months ended June 30, 2008, respectively, as compared to the corresponding period in 2007, primarily due to an overaccrual of subsidy income during the first quarter of 2007 partially offset by an increase in interest income earned on sale proceeds being invested at the Partnership level.

Total expenses, excluding repairs and maintenance, remained fairly consistent with an increase of less than 1% for the  three months ended June 30, 2008 as compared to the corresponding period in 2007.

Repairs and maintenance expense decreased approximately $87,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due the nonrecurrence of costs incurred to repair the fire damaged units in the prior year at one Local Partnership partially offset by an increase in interior repairs, HVAC and carpet replacements at a second Local Partnership, an increase in elevator maintenance, repair contracts and materials and  security services at a third Local Partnership and an increase in repairs and janitorial contracts at a fourth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and executive officers of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

	(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

	(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

	(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
a General Partner

Date:	August 13, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer