Form 10-Q
period 2008-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2008-11-07
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $33,367,637 and $61,526,197, respectively	$37,056,707	$78,650,906
Cash and cash equivalents	2,332,730	4,056,150
Cash held in escrow	2,993,015	7,140,700
Deferred costs, net of accumulated amortization of $385,919 and $1,284,026, respectively	355,463	656,411
Other assets	783,578	1,355,639
Total operating assets	43,521,493	91,859,806
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $32,926,542 and $9,242,996, respectively	37,443,313	6,378,404
Net assets held for sale	8,686,284	3,791,881
Total assets from discontinued operations	46,129,597	10,170,285
Total assets	$89,651,090	$102,030,091
LIABILITIES AND PARTNERS’ DEFICIT
Operating Liabilities
Mortgage notes payable	$28,863,662	$63,332,026
Accounts payable	1,273,679	3,914,793
Accrued interest payable	11,060,461	11,332,424
Security deposits payable	306,425	555,107
Due to local general partners and affiliates	1,345,765	12,498,138
Due to general partners and affiliates	7,311,475	13,688,107
Total operating liabilities	50,161,467	105,320,595
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	32,402,514	7,478,590
Net liabilities held for sale (including minority interest)	19,628,208	730,900
Total liabilities from discontinued operations	52,030,722	8,209,490
Total liabilities	102,192,189	113,530,085
Minority interests	6,380,507	4,761,586
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (76,786 BACs issued and outstanding)	(18,097,160)	(15,424,134)
General partners	(824,446)	(837,446)
Total partners’ deficit	(18,921,606)	(16,261,580)
Total liabilities and partners’ deficit	$89,651,090	$102,030,091
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Revenues
Rental income	$2,128,049	$2,071,491	$4,234,603	$4,212,752
Other income	57,714	53,514	138,800	124,164
Total revenues	2,185,763	2,125,005	4,373,403	4,336,916
Expenses
General and administrative	467,715	397,148	980,613	916,543
General and administrative-related parties (Note 2)	395,678	400,015	788,181	785,534
Repairs and maintenance	573,857	643,988	1,150,449	1,309,044
Operating	403,878	336,372	896,106	834,070
Taxes	159,098	163,812	318,309	319,687
Insurance	131,430	138,952	263,258	284,708
Financial, principally interest	443,315	439,671	898,948	893,691
Depreciation and amortization	544,238	553,349	1,087,447	1,093,873
Total expenses from operation	3,119,209	3,073,307	6,383,311	6,437,150
Loss from operations before minority interest	(933,446)	(948,302)	(2,009,908)	(2,100,234)
Minority interest in loss of subsidiaries from operations	10,473	6,718	18,154	12,842
Loss from operations	(922,973)	(941,584)	(1,991,754)	(2,087,392)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and gain on sale of property) (Note 6)	410,813	(5,226)	(708,272)	1,205,548
Net loss	$(512,160)	$(946,810)	$(2,700,026)	$(881,844)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Loss from operations – limited partners	$(913,743)	$(932,168)	$(1,971,837)	$(2,066,518)
Income (loss) from discontinued operations (including minority interest and gain on sale of property) – limited partners	406,705	(5,174)	(701,189)	1,193,492
Net loss – limited partners	$(507,038)	$(937,342)	$(2,673,026)	$(873,026)
Loss from operations per BAC	$(11.90)	$(12.14)	$(25.68)	$(26.91)
Income (loss) from discontinued operations per BAC	5.30	(0.07)	(9.13)	15.54
Net loss per BAC	$(6.60)	$(21.21)	$(34.81)	$(11.37)
*Reclassified for comparative purpose.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(16,261,580)	$(15,424,134)	$(837,446)
Net loss	(2,700,026)	(2,673,026)	(27,000)
Contribution – write-off of related party debt	40,000	0	40,000
Partners’ deficit – September 30, 2008	$(18,921,606)	$(18,097,160)	$(824,446)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Six months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,700,026)	$(881,844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of properties	(239,184)	(2,021,693)
Depreciation and amortization	1,850,435	2,701,756
Minority interest in income of subsidiaries	855,704	437,655
Increase in due to local general partners and affiliates	90,554	0
Decrease in due to general partner and affiliates	(999,813)	(1,084,609)
Increase in accounts payable	37,902	520,723
Increase in accrued interest payable	657,755	616,704
(Decrease) increase in security deposit payable	(12,909)	47,079
Decrease (increase) in other assets	41,210	(275,894)
Decrease in cash held in escrow	387,132	56,412
Total adjustments	2,668,786	998,133
Net cash (used in) provided by operating activities	(31,240)	116,289
Cash flows from investing activities:
Acquisition of property and equipment	(16,098)	(294,902)
Proceeds from sale of properties	4,564,230	2,023,209
Costs paid relating to sale of properties	(223,374)	0
Increase in cash held in escrow	(1,004,542)	0
Increase in due to local general partners and affiliates	218,334	94,738
Net cash provided by investing activities	3,538,550	1,823,045
Cash flows from financing activities:
Repayment of mortgage notes	(5,245,762)	(1,595,622)
Decrease in deferred costs	136,165	0
Decrease in due to local general partners and affiliates	(12,130)	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(67,607)	(125,095)
Net cash used in financing activities	(5,189,334)	(1,720,717)
Net (decrease) increase in cash and cash equivalents	(1,682,024)	218,617
Cash and cash equivalents at beginning of period	4,413,853	2,372,168
Cash and cash equivalents at end of period**	$2,731,829	$2,590,785
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$4,340,856	$2,023,209
Property and equipment, net of accumulated depreciation	(8,604,001)	(6,157,368)
Other assets	(171,450)	(2,063,220)
Cash held in escrow	(506,969)	(178,570)
Deferred costs	(20,255)	(51,595)
Mortgage notes payable	4,298,678	6,364,598
Accounts payable and other liabilities	337,409	2,110,439
Due to general partners and affiliates	85,000	0
Due to local general partners and affiliates	519,916	(25,800)
Capital Contribution – General Partner	(40,000)	0
** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $399,099 and $473,731, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – General

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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30.  All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership.  Such losses aggregated approximately $4,000 and $0 and $14,000 and $0 for the three and six months ended September 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2008, the results of operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007.  However, the operating results and cash flows for the six months ended September 30, 2008 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of September 30, 2008 and March 31, 2008, the Partnership owes an affiliate of the General Partner approximately $2,452,000 and $2,953,000, respectively, for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to one Local Partnership to fund its operations.  As of September 30, 2008 and March 31, 2008 the advances from the Partnership to the Local Partnership amounted to approximately $5,170,000 and $5,100,000, respectively.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Partnership management fees (a)	$209,000	$220,000	$418,000	$440,000
Expense reimbursement (b)	55,729	54,436	110,920	86,273
Local administrative fee (c)	4,875	4,875	9,750	9,750
Total general and administrative-General Partner	269,604	279,311	538,670	536,023
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	126,074	120,704	249,511	249,511
Total general and administrative-related parties	$395,678	$400,015	$788,181	$785,534
* Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*

Local administrative fee (c)	$6,250	$8,750	$12,500	$17,500
Property management fees incurred to affiliates of the General Partner (d)	42,047	44,469	87,829	88,937
Total general and administrative-General Partner	48,297	53,219	100,329	106,437
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	72,177	119,022	165,259	249,308
Total general and administrative-related parties	$120,474	$172,241	$265,588	$355,745
* Reclassified for comparative purpose.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $9,646,000 and $9,228,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $903,000 and $1,825,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.

(c)  Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

(d)  Property management fees incurred by subsidiary partnerships amounted to $289,981 and $366,204 and $595,504 and $726,365 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees $198,251 and $239,726 and $414,770 and $498,819 were incurred to affiliates of the Local General Partners which includes $72,177 and $119,022 and $165,259 and $249,308 of these fees relating to discontinued operations.  In addition $42,047 and $44,469 and $87,829 and $88,937 were incurred to affiliates of the Partnership, all of which related to discontinued operations.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

NOTE 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$61,266,176	$61,266,176	$0	$0	$61,266,176

NOTE 4 – Sale of Property

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will take a number of years.  As of September 30, 2008, the Partnership has sold its limited partnership interest in seven Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of September 30, 2008, four Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  Subsequently, the Partnership sold its limited partnership interest in two of these Local Partnerships (see Note 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On August 22, 2008, the Partnership sold its limited partnership interest in Lares Apartments Limited Partnership (“Lares”) to the Local General Partner for a sales price of $125,000.  The sale will result in a gain of approximately $684,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $570,000 and the receipt of $125,000 in cash from the sale, which will be recognized during the quarter ending December 31, 2008.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On August 22, 2008, the Partnership sold its limited partnership interest in Lajas Apartments Limited Partnership (“Lajas”) to the Local General Partner for a sales price of $121,250.  The sale will result in a gain of approximately $680,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $570,000 and the receipt of $121,730 in cash from the sale, which will be recognized during the quarter ending December 31, 2008.

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

On March 20, 2008, the property and related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $75,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended March 31, 2008.  An adjustment to the gain of approximately $298,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $373,000.

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

NOTE 5 – Assets Held for Sale

On July 3, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Lancaster Terrace Limited Partnership (“Lancaster Terrace”) to the Local General Partner for a sales price of $1,564,990.  The sales documents were executed and the initial deposit funds were being held in escrow.  Lancaster Terrace was being held as an asset held for sale since the quarter ended September 30, 2007.  Subsequently on October 21, 2008, the Partnership sold its limited partnership interest in Lancaster (see Note 8).

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of June 30, 2008, Opa-Locka had property and equipment, at cost, of approximately $22,070,000, accumulated depreciation of approximately $7,945,000 and mortgage debt of approximately $5,895,000.

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of June 30, 2008, Rolling Green had property and equipment, at cost, of approximately $22,311,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $10,994,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur by the end of 2008.  As of June 30, 2008, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $1,978,000 and mortgage debt of approximately $3,188,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

On March 31, 2008, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  The sales documents were executed, and the initial deposit funds of $300,000 were received by the Partnership during the quarter ended June 30, 2008, which is included in accounts payable - operations.  The sale required HUD approval.  During the quarter ended March 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment of Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000.  Bethel Villa was being held as an asset held for sale as of March 31, 2008.  Subsequently on October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa (see Note 8).

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold, and, therefore, classified as assets held for sale.  As of September 30, 2008, Lares, Lajas, Landreth and Susquehanna, which were sold during the current year, Homestead, which was sold during the year ended March 31, 2008,  and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008 and Bethel Villa and Lancaster, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2008	March 31, 2008
Assets
Property and equipment – less accumulated depreciation of $32,926,542 and $9,242,996, respectively	$37,443,313	$6,378,404
Cash and cash equivalents	399,099	357,703
Cash held in escrow	7,286,942	3,028,816
Deferred costs, net of accumulated amortization of $1,540,006 and $732,911, respectively	427,110	191,630
Other assets	573,133	213,732
Total assets	$46,129,597	$10,170,285

Liabilities
Mortgage notes payable	$32,402,514	$7,478,590
Accounts payable	3,294,310	291,398
Accrued interest payable	878,839	516,823
Security deposit payable	269,588	127,418
Due to local general partners and affiliates	11,151,384	222,169
Due to general partners and affiliates	5,336,819	45,000
Minority interest	(1,302,732)	(471,908)
Total liabilities	$52,030,722	$8,209,490

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2008, Lares, Lajas, Landreth and Susquehanna, which were sold during the current year, Homestead, which was sold during the year ended March 31, 2008, and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2007, P.S. 157, which was sold during the year ended March 31, 2007, Homestead and Lancaster, which was classified as an asset held for sale, Harbor Court, Beamont and Hampden Hall, which were sold during the year ended March 31, 2008, Old Public, which transferred its deed to the property and related assets and liabilities during the year ended March 31, 2008, and in order to present comparable results to the three and six months ended September 30, 2008, Lares, Lajas, Landreth, Susquehanna, Bethel Villa, Homestead II, Rolling Green and Opa-Locka were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007*	2008	2007*
Revenues
Rental income	$2,683,003	$3,852,216	$5,670,642	$7,468,077
Other	118,810	(36,991)	234,036	206,611
Gain on sale of property	203,863	0	239,184	2,021,693
Total revenue	3,005,676	3,815,225	6,143,862	9,696,381
Expenses
General and administrative	626,955	746,822	1,372,092	1,719,672
General and administrative-related parties (Note 2)	120,474	172,241	265,588	355,745
Repairs and maintenance	512,828	634,465	1,024,710	1,185,994
Operating and other	211,834	378,732	526,774	852,025
Real estate taxes	236,769	246,019	502,014	510,326
Insurance	207,856	288,178	480,035	569,056
Interest	494,120	602,008	1,044,075	1,239,635
Depreciation and amortization	181,298	750,288	762,988	1,607,883
Total expenses	2,592,134	3,818,753	5,978,276	8,040,336
Income (loss) from discontinued operations before minority interest	413,542	(3,528)	165,586	1,656,045
Minority interest in loss of subsidiaries from discontinued operations	(2,729)	(1,698)	(873,858)	(450,497)
Income (loss) from discontinued operations	$410,813	$(5,226)	$(708,272)	$1,205,548
Income (loss) – limited partners from discontinued operations	$406,705	$(5,174)	$(701,189)	$1,193,492
Number of BACs outstanding	76,786	76,786	76,786	76,786
Income (loss) from discontinued operations	$5.30	$(0.07)	$(9.13)	$15.54

*Reclassified for comparative purposes.

Cash flows from Discontinued Operations:

	Six Months Ended September 30,
	2008	2007*
Net cash provided by operating activities	$1,319,338	$1,910,353
Net cash provided by investing activities	$3,521,970	$1,494,595
Net cash used in financing activities	$(4,777,167)	$(1,203,504)

*Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 7 – Commitments and Contingencies

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

The Partnership’s investment in Opa-Locka at September 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net (loss) income after minority interest amounted to approximately $(142,000) and $95,000 for the six months ended September 30, 2008 and 2007, respectively.

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

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,789,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of September 30, 2008, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $4,061,787 remains payable to the construction company as of September 30, 2008 related to the rehabilitation. In addition, during the year ended December 31, 2007, $2,309,923 was incurred by Opa-Locka as costs from hurricane events in excess of insurance proceeds received.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended March 31, 2007, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment loss of $1,164,864, was recognized on the building and improvements.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related liabilities to an unaffiliated third party purchaser (see Note 5).

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At June 30, 2008, current liabilities exceed current assets by approximately $368,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at September 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $218,000 and $452,000 for the six months ended September 30, 2008 and 2007, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At June 30, 2008, current liabilities exceed current assets by approximately $222,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Boston Bay at September 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $260,000 and $286,000 for the six months ended September 30, 2008 and 2007, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 17% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

NOTE 8 – Subsequent Events

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa to the Local General Partner for a sales price of $750,000.  The sale will result in a gain of approximately $47,000 resulting from the write-off of the basis in the Local Partnership of approximately $703,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which will be recognized during the quarter ending December 31, 2008.

On October 21, 2008, the Partnership sold its limited partnership interest in Lancaster Terrace to the Local General Partner for a sales price of $1,564,990.  The sale will result in a gain of approximately $909,000 resulting from the write-off of the basis in the Local Partnership of approximately $656,000 at the date of the sale and the receipt of $1,564,190 in cash from the sale, which will be recognized during the quarter ending December 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  As of September 30, 2008, the Partnership has sold its limited partnership interest in seven Local Partnerships, the property and the related assets and liabilities of two Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of September 30, 2008, four Local Partnerships have entered into agreements to sell their property and the related assets and liabilities and the Partnership entered into an agreement to sell its limited partnership interest in one Local Partnerships (see Note 5).  Subsequently, the Partnership sold its limited partnership interest in two of these Local Partnerships (see Note 8).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the six months ended September 30, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $65,000 and $53,000, respectively.  In addition, during the six months ended September 30, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to $32,500 and $0.  Additionally, during the six months ended September 30, 2008 and 2007, the Partnership received approximately $564,000 and $2,977,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships decreased approximately ($1,682,000) during the six months ended September 30, 2008 due to net cash used in operating activities ($31,000), costs paid relating to sale of properties ($223,000), repayments of mortgage notes ($5,246,000), an increase in cash held in escrow ($1,005,000), a decrease in due to local general partners and affiliates relating to financing activities ($12,000), acquisitions of property and equipment ($16,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($68,000).  Such outflows exceeded proceeds from sale of properties ($4,564,000), an increase in due to local general partners and affiliates relating to investing activities ($218,000) and a decrease in deferred costs ($136,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities are gain on sale of properties ($239,000) and depreciation and amortization ($1,850,000).

Total expenses from operations for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $1,735,978 and $1,680,272 and $3,608,735 and $3,664,052, respectively.

Accounts payable as of September 30, 2008 and March 31, 2008 totaled $1,273,679 and $3,914,793, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 7) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of September 30, 2008 and March 31, 2008, totaled $3,294,310 and $291,398, respectively.

Accrued interest payable as of September 30, 2008 and March 31, 2008 totaled $11,060,461 and $11,332,434, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount) and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of September 30, 2008 and March 31, 2008, totaled $878,839 and $516,823, respectively.

The working capital reserve at September 30, 2008 was approximately $1,782,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $9,646,000 and $9,228,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the compliance period.

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

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$61,266,176	$61,266,176	$0	$0	$61,266,176

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are five assets classified as property and equipment-held for sale as of September 30, 2008 (see Note 5 in Item 1).

Through September 30, 2008, the Partnership has recorded approximately $8,025,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% and less than 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in occupancy at one Local Partnership and an increase in rental rates at several Local Partnerships partially offset by a decrease in occupancy at three Local Partnerships.

Other income increased approximately $15,000 for the six months ended September 30, 2008, respectively, as compared to the corresponding periods in 2007, primarily due to an increase in interest income earned on sale proceeds being invested at the Partnership level.

Total expenses, excluding general and administrative, repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% and less than 1% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

General and administrative expense increased approximately $71,000 and $64,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in consulting fees, salaries, legal and auditing expense at one Local Partnership and an underaccrual in the accounting expense in the previous year at the Partnership level.

Repairs and maintenance expense decreased approximately $70,000 and $159,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to basement renovations and window and door replacements in the prior year at one Local Partnership and rehabilitation costs resulting from a fire in the prior year as well as a decrease in maintenance contracts and material at a second Local Partnership, partially offset by an increase in carpet replacement, carpentry and repair contracts and materials at a third Local Partnership and an increase in basement renovations, installation of kitchen hardware and appliances and window and door replacements at a fourth Local Partnership.

Operating expense increased approximately $68,000 and $62,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in electricity, gas and sewer expenses at several Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
a General Partner

Date:	November 7, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 7, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer