Form 10-Q
period 2008-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2009-02-12
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $29,485,053 and $61,526,197, respectively	$33,281,123	$78,650,906
Cash and cash equivalents	4,267,318	4,056,150
Cash held in escrow	2,814,327	7,140,700
Deferred costs, net of accumulated amortization of $388,950 and $1,284,026, respectively	346,432	656,411
Other assets	801,742	1,355,639
Total operating assets	41,510,942	91,859,806
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $23,611,498 and $9,242,996, respectively	28,980,434	6,378,404
Net assets held for sale	4,720,378	3,791,881
Total assets from discontinued operations	33,700,812	10,170,285
Total assets	$75,211,754	$102,030,091
LIABILITIES AND PARTNERS’ DEFICIT
Operating Liabilities
Mortgage notes payable	$24,955,541	$63,332,026
Accounts payable	1,064,111	3,914,793
Accrued interest payable	10,581,965	11,332,424
Security deposits payable	275,847	555,107
Due to local general partners and affiliates	986,259	12,498,138
Due to general partners and affiliates	8,217,622	13,688,107
Total operating liabilities	46,081,345	105,320,595
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	21,246,370	7,478,590
Net liabilities held for sale (including minority interest)	20,325,154	730,900
Total liabilities from discontinued operations	41,571,524	8,209,490
Total liabilities	87,652,869	113,530,085
Minority interests	6,298,555	4,761,586
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (76,786 BACs issued and outstanding)	(17,937,709)	(15,424,134)
General partners	(801,961)	(837,446)
Total partners’ deficit	(18,739,670)	(16,261,580)
Total liabilities and partners’ deficit	$75,211,754	$102,030,091
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Revenues
Rental income	$2,058,323	$2,011,681	$6,052,472	$5,972,734
Other income	69,001	73,118	188,871	192,207
Total revenues	2,127,324	2,084,799	6,241,343	6,164,941
Expenses
General and administrative	414,046	380,727	1,331,369	1,233,891
General and administrative-related parties (Note 2)	432,972	417,743	1,205,394	1,189,660
Repairs and maintenance	529,154	683,483	1,620,718	1,922,374
Operating	242,650	253,375	1,050,188	1,014,310
Taxes	147,762	150,785	452,164	458,113
Insurance	125,393	137,253	373,877	404,942
Financial, principally interest	425,180	417,029	1,281,378	1,268,970
Depreciation and amortization	462,471	465,393	1,379,612	1,389,353
Loss on impairment of fixed assets	800,000	0	800,000	0
Total expenses from operation	3,579,628	2,905,788	9,494,700	8,881,613
Loss from operations before minority interest	(1,452,304)	(820,989)	(3,253,357)	(2,716,672)
Minority interest in loss of subsidiaries from operations	19,391	6,685	36,872	18,822
Loss from operations	(1,432,913)	(814,304)	(3,216,485)	(2,697,850)
Discontinued operations:
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) (Note 6)	1,593,974	(322,981)	677,520	678,721
Net income (loss)	$161,061	$(1,137,285)	$(2,538,965)	$(2,019,129)
Loss from operations – limited partners	$(1,418,584)	$(806,161)	$(3,184,320)	$(2,670,872)
Income (loss) from discontinued operations (including minority interest and gain on sale of properties) – limited partners	1,578,034	(319,751)	670,745	671,934
Net income (loss) – limited partners	$159,450	$(1,125,912)	$(2,513,575)	$(1,998,938)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Loss from operations per BAC	$(18.47)	$(10.50)	$(41.47)	$(34.78)
Income (loss) from discontinued operations per BAC	20.55	(4.16)	8.74	8.75
Net income (loss) per BAC	$2.08	$(14.66)	$(32.73)	$(26.03)
*Reclassified for comparative purpose.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(16,261,580)	$(15,424,134)	$(837,446)
Net loss	(2,538,965)	(2,513,575)	(25,390)
Contribution – write-off of related party debt	60,875	0	60,875
Partners’ deficit – December 31, 2008	$(18,739,670)	$(17,937,709)	$(801,961)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,538,965)	$(2,019,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of properties	(3,139,991)	(2,309,105)
Depreciation and amortization	2,485,487	3,980,550
Loss on impairment of fixed assets	1,520,000	0
Minority interest in income of subsidiaries	1,315,752	267,525
Increase (decrease) in due to local general partners and affiliates	124,030	(186,403)
Decrease in due to general partner and affiliates	(745,982)	(1,005,033)
Increase in accounts payable	281,985	2,794,363
Increase in accrued interest payable	847,922	699,308
(Decrease) increase in security deposit payable	(14,889)	88,378
Increase in other assets	(31,125)	(2,321,256)
Decrease (increase) in cash held in escrow	341,045	(30,994)
Total adjustments	2,984,234	1,977,333
Net cash provided by (used in) operating activities	445,269	(41,796)
Cash flows from investing activities:
Acquisition of property and equipment	(30,603)	(511,483)
Proceeds from sale of properties	6,628,420	2,023,209
Costs paid relating to sale of properties	(233,374)	0
Decrease in cash held in escrow	1,215,958	78,478
Increase in due to local general partners and affiliates	218,334	281,141
Net cash provided by investing activities	7,798,735	1,871,345
Cash flows from financing activities:
Repayment of mortgage notes	(8,250,275)	(2,077,003)
Decrease in deferred costs	0	(1,750)
Decrease in due to local general partners and affiliates	(49,339)	(25,778)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(67,607)	(125,095)
Net cash used in financing activities	(8,367,221)	(2,229,626)
Net decrease in cash and cash equivalents	(123,217)	(400,077)
Cash and cash equivalents at beginning of period	4,413,853	2,372,168
Cash and cash equivalents at end of period*	$4,290,636	$1,972,091
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(6,395,046)	$(2,023,209)
Property and equipment, net of accumulated depreciation	18,032,953	7,014,871
Other assets	467,507	3,771,249
Cash held in escrow	1,677,149	198,951
Deferred costs	1,016,749	51,595
Mortgage notes payable	(16,358,430)	(6,751,258)
Accounts payable and other liabilities	(1,449,974)	(2,704,562)
Due to general partners and affiliates	558,566	(1,706,139)
Due to local general partners and affiliates	(750,340)	(160,603)
Capital Contribution – General Partner	60,875	0
*Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $23,318 and $493,748, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
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

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31.  All subsidiaries have fiscal quarters ending September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership.  Such losses aggregated approximately $17,000 and $11,000 and $31,000 and $30,000 for the three and nine months ended December 31, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2008, the results of operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007.  However, the operating results and cash flows for the nine months ended December 31, 2008 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of December 31, 2008 and March 31, 2008, the Partnership owes an affiliate of the General Partner approximately $2,441,000 and $2,953,000, respectively, for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to one Local Partnership to fund its operations.  As of December 31, 2008 and March 31, 2008 the advances from the Partnership to the Local Partnership amounted to approximately $5,170,000 and $5,100,000, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Partnership management fees (a)	$196,000	$220,000	$614,000	$660,000
Expense reimbursement (b)	95,991	68,018	206,911	154,291
Local administrative fee (c)	3,750	3,750	11,250	11,250
Total general and administrative-General Partner	295,741	291,768	832,161	825,541
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	137,231	125,975	373,233	364,119
Total general and administrative-related parties	$432,972	$417,743	$1,205,394	$1,189,660
*Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*

Local administrative fee (c)	$7,375	$9,875	$22,125	$29,625
Property management fees incurred to affiliates of the General Partner (d)	45,782	44,468	133,611	133,405
Total general and administrative-General Partner	53,157	54,343	155,736	163,030
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	89,316	100,467	268,084	361,141
Total general and administrative-related parties	$142,473	$154,810	$423,820	$524,171
*Reclassified for comparative purpose.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $9,842,000 and $9,228,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $925,000 and $1,825,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.

(c)   Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d)  Property management fees incurred by subsidiary partnerships amounted to $321,670 and $296,183 and $917,174 and $1,022,548 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees $226,547 and $226,441 and $641,317 and $725,260 were incurred to affiliates of the Local General Partners, which includes $89,316 and $100,467 and $268,084 and $361,141 of these fees relating to discontinued operations.  In addition $45,782 and $44,468 and $133,611 and $133,405 were incurred to affiliates of the Partnership, all of which related to discontinued operations.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$46,201,911	$46,201,911	$0	$0	$46,201,911

NOTE 4 – Sale of Property

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will take a number of years.  As of December 31, 2008, the Partnership has sold its limited partnership interest in eleven Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of December 31, 2008, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5).  Subsequently, the Partnership sold its limited partnership interest in one Local Partnership (see Note 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On December 31, 2008, the Partnership sold its limited partnership interest in Christine Apartments L.P. (“Christine Apartments”) to the Local General Partner for a sales price of $50,000.  The sale resulted in a gain of approximately $737,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $687,000 at the date of the sale and the receipt of $50,000 in cash from the sale.

On December 17, 2008, the property and related assets and liabilities of West Diamond Street Associates (“West Diamond”) were sold to an unaffiliated third party purchaser for a sales price of $1 plus the assumption of the outstanding mortgage notes.  The sale will result in a gain of approximately $1,224,000 resulting from the write-off of the deficit basis in the property at the date of sale, which will be recognized during the quarter ended March 31, 2009.

On November 30, 2008, the Partnership sold its limited partnership interest in Conifer Bateman Associates (“Bateman Hotel”) to the Local General Partner for a sales price of $50.  The sale resulted in a loss of approximately $87,000 resulting from the write-off of the basis in the Local Partnership of approximately $87,000 at the date of the sale.

On October 21, 2008, the Partnership sold its limited partnership interest in Lancaster Terrace L.P. (“Lancaster”) to the Local General Partner for a sales price of $1,564,990.  The sale resulted in a gain of approximately $904,000 resulting from the write-off of the basis in the Local Partnership of approximately $660,000 at the date of the sale and the receipt of $1,564,190 in cash from the sale.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale.

On August 22, 2008, the Partnership sold its limited partnership interest in Lares Apartments Limited Partnership (“Lares”) to the Local General Partner for a sales price of $125,000.  The sale resulted in a gain of approximately $691,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $566,000 and the receipt of $125,000 in cash from the sale.

On August 22, 2008, the Partnership sold its limited partnership interest in Lajas Apartments Limited Partnership (“Lajas”) to the Local General Partner for a sales price of $121,250.  The sale resulted in a gain of approximately $690,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $568,000 and the receipt of $121,730 in cash from the sale.

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.  The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale, which was recorded during the quarter ended June 30, 2008.  An adjustment to the loss of approximately $(1,000) was recorded during the quarter ended September 30, 2008, resulting in an overall loss of approximately $48,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $40,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $730,000.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale, which was recorded during the quarter ended June 30, 2008.  An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2008, resulting in an overall gain of approximately $11,000.

On March 20, 2008, the property and related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $75,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $201,000 and $(7,000) were recorded during the quarter ended September 30, 2008 and December 31, 2008, resulting in an overall gain of approximately $269,000.

On November 30, 2007, the property and the related assets and liabilities of Harbor Court Limited Partnership (“Harbor Court”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $1,991,996 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interests of approximately $108,000.  The sale resulted in a gain of approximately $1,260,000, which was recorded during the quarter ended March 31, 2008.

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

NOTE 5 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur in 2009.  As of September 30, 2008, Opa-Locka had property and equipment, at cost, of approximately $22,070,000, accumulated depreciation of approximately $7,946,000 and mortgage debt of approximately $5,661,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur in 2009.  As of September 30, 2008, Rolling Green had property and equipment, at cost, of approximately $22,311,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $10,830,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  The sales documents have been executed and the initial deposit funds are being held in escrow.  No assurance can be given that the sale will actually occur.  The closing is expected to occur in 2009.  As of September 30, 2008, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $1,978,000 and mortgage debt of approximately $3,179,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were sold or under contract to be sold, and, therefore, classified as assets held for sale.  As of December 31, 2008, Lancaster, Bateman Hotel, West Diamond, Bethel Villa, Christine Apartments, Lares, Lajas, Landreth and Susquehanna, which were sold during the current period, Homestead, which was sold during the year ended March 31, 2008, and Homestead II, Rolling Green and Opa-Locka, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008 and Bethel Villa and Lancaster, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31, 2008	March 31, 2008
Assets
Property and equipment – less accumulated depreciation of $23,611,498 and $9,242,996, respectively	$28,980,434	$6,378,404
Cash and cash equivalents	23,318	357,703
Cash held in escrow	4,121,037	3,028,816
Deferred costs, net of accumulated amortization of $868,071 and $732,911, respectively	244,776	191,630
Other assets	331,247	213,732
Total assets	$33,700,812	$10,170,285

Liabilities
Mortgage notes payable	$21,246,370	$7,478,590
Accounts payable	3,349,977	291,398
Accrued interest payable	960,361	516,823
Security deposit payable	170,747	127,418
Due to local general partners and affiliates	11,276,733	222,169
Due to general partners and affiliates	5,328,069	45,000
Minority interest	(760,733)	(471,908)
Total liabilities	$41,571,524	$8,209,490

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2008, Lancaster, Bateman Hotel, West Diamond, Bethel Villa, Christine Apartments, Lares, Lajas, Landreth and Susquehanna, which were sold during the current period, Homestead, which was sold during the year ended March 31, 2008, and Homestead II, Rolling Green and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2007, P.S. 157, which was sold during the year ended March 31, 2007, Homestead and Lancaster, which was classified as an asset held for sale, Harbor Court, Beamont and Hampden Hall, which were sold during the year ended March 31, 2008, Old Public, which transferred its deed to the property and related assets and liabilities during the year ended March 31, 2008, and in order to present comparable results to the three and nine months ended December 31, 2008, Bateman Hotel, West Diamond, Christine Apartments, Lares, Lajas, Landreth, Susquehanna, Bethel Villa, Homestead II, Rolling Green and Opa-Locka, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007*	2008	2007*
Revenues
Rental income	$2,640,594	$3,305,202	$8,551,691	$11,011,682
Other	219,003	233,987	471,968	458,969
Gain on sale of properties	2,900,807	287,412	3,139,991	2,309,105
Total revenue	5,760,404	3,826,601	12,163,650	13,779,756
Expenses
General and administrative	752,017	886,323	2,187,398	2,669,376
General and administrative-related parties (Note 2)	142,473	154,810	423,820	524,171
Repairs and maintenance	655,640	874,233	1,739,234	2,130,380
Operating and other	335,847	423,234	951,189	1,348,393
Real estate taxes	244,425	273,373	760,346	796,058
Insurance	195,176	287,213	689,985	873,288
Interest	468,833	600,440	1,555,659	1,881,825
Depreciation and amortization	172,580	813,401	1,105,875	2,591,197
Loss on impairment of fixed assets	720,000	0	720,000	0
Total expenses	3,686,991	4,313,027	10,133,506	12,814,688
Income (loss) from discontinued operations before minority interest	2,073,413	(486,426)	2,030,144	965,068
Minority interest in (income) loss of subsidiaries from discontinued operations	(479,439)	163,445	(1,352,624)	(286,347)
Income (loss) from discontinued operations	$1,593,974	$(322,981)	$677,520	$678,721
Income (loss) – limited partners from discontinued operations	$1,578,034	$(319,751)	$670,745	$671,934
Number of BACs outstanding	76,786	76,786	76,786	76,786
Income (loss) from discontinued operations	$20.55	$(4.16)	$8.74	$8.75

* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2008	2007*
Net cash provided by operating activities	$1,057,781	$2,058,361
Net cash provided by investing activities	$9,488,976	$1,161,465
Net cash used in financing activities	$(8,423,872)	$(1,512,569)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
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

The Partnership’s investment in Opa-Locka at December 31, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net loss after minority interest amounted to approximately $144,000 and $237,000 for the nine months ended December 31, 2008 and 2007, respectively.

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

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,789,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2008, $4,000,000 of insurance proceeds has been received by the mortgage company, which is acting as administrator and trustee of the funds.  A balance of $4,061,787 remains payable to the construction company as of December 31, 2008 related to the rehabilitation. In addition, during the year ended December 31, 2007, $2,309,923 was incurred by Opa-Locka as costs from hurricane events in excess of insurance proceeds received.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended March 31, 2007, pursuant to SFAS 144, impairment loss of $1,164,864, was recognized on the building and improvements.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related liabilities to an unaffiliated third party purchaser (see Note 5).

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At September 30, 2008, current liabilities exceed current assets by approximately $242,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at December 31, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $192,000 and $591,000 for the nine months ended December 31, 2008 and 2007, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At September 30, 2008, current liabilities exceed current assets by approximately $182,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.

The Partnership’s investment in Boston Bay at December 31, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $291,000 and $418,000 for the nine months ended December 31, 2008 and 2007, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective partnership agreements of the Local Partnerships and the U.S. Department of Housing and Urban Development (“HUD”) based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
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

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. Internal Revenue Code Section 42 regulates the use of the Properties as to occupancy, eligibility, and unit gross rent, among other requirements. Each Property must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits.  As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period.  This Local Partnership received $11,579 in Tax Credits through December 31, 2008 and will receive smaller amounts through 2011.  The Compliance Periods will continue through December 31, 2016 with respect to the Properties depending upon when the Tax Credit Periods commenced.

NOTE 8 – Subsequent Event

On January 23, 2009, the Partnership sold its limited partnership interest in Plainsboro Housing Partners, L.P. (“Plainsboro”) to an affiliate of the Local General Partner for a sales price of $1,401,000.  During the quarter ended December 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $800,000.  The sale will result in a loss of approximately $4,000 resulting from the write-off of the basis in the Local Partnership of approximately $1,405,000 at the date of the sale and the receipt of $1,401,000 in cash from the sale, which will be recognized during the quarter ending March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  As of December 31, 2008, the Partnership has sold its limited partnership interest in eleven Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of December 31, 2008, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5, Item 1).  Subsequently, the Partnership sold its limited partnership interest in one Local Partnerships (see Note 8, Item 1).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2008 and 2007, distributions from operations of the Local Partnerships amounted to approximately $65,000 and $70,000, respectively.  In addition, during the nine months ended December 31, 2008 and 2007, distributions from the sales of properties and their related assets and liabilities amounted to approximately $33,000 and $1,970,000, respectively.  Additionally, during the nine months ended December 31, 2008 and 2007, the Partnership received approximately $2,578,000 and $2,023,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships decreased approximately ($123,000) during the nine months ended December 31, 2008, due to acquisitions of property and equipment ($31,000), repayments of mortgage notes ($8,250,000), costs paid relating to sale of properties of approximately ($233,000), a decrease in due to local general partners and affiliates relating to financing activities of approximately ($49,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($68,000), which exceeded net cash provided by operating activities ($445,000), proceeds from sale of property ($6,628,000), a decrease in cash held in escrow relating to investing activities of approximately ($1,216,000) and an increase in due to local general partners and affiliates relating to investing activities ($218,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are gain on sale of properties ($3,140,000), loss on impairment of fixed assets ($1,520,000) and depreciation and amortization ($2,485,000).

Total expenses from operations for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization, interest, general and administrative–related parties and loss on impairment of fixed assets, totaled $1,459,005 and $1,605,623 and $4,828,316 and $5,033,630, respectively.

Accounts payable as of December 31, 2008 and March 31, 2008 totaled $1,064,111 and $3,914,793, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 7) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of December 31, 2008 and March 31, 2008, totaled $3,349,977 and $291,398, respectively.

Accrued interest payable as of December 31, 2008 and March 31, 2008 totaled $10,581,965 and $11,332,434, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of December 31, 2008 and March 31, 2008, totaled $960,361 and $516,823, respectively.

The working capital reserve at December 31, 2008 was approximately $3,719,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $9,842,000 and $9,228,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingency is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits if the investment is lost before the expiration of the fifteen-year compliance period. All but six of Local Partnerships have utilized their Tax Credits and have completed their compliance periods.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally reflecting the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.  Since revenues from sales of assets are driven by market conditions, inflation has little impact on sales.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in twenty-eight Local Partnerships, all of which have their Tax Credits fully in place.  The Tax Credits are attached to the property for a period of ten years (“Credit Period”), and are transferable with the Property during the remainder of the ten-year period. Internal Revenue Code Section 42 regulates the use of the Properties as to occupancy, eligibility, and unit gross rent, among other requirements. Each Property must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount.  As of December 31, 2006, all Credit Periods have expired except for one Local Partnership which has an extended Credit Period.  This Local Partnership received $11,579 in Tax Credits through December 31, 2008 and will receive smaller amounts through 2011.  The Compliance Periods will continue through December 31, 2016 with respect to the Properties depending upon when the Tax Credit Periods commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$46,201,911	$46,201,911	$0	$0	$46,201,911

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of December 31, 2008 (see Note 5 in Item 1).

During the nine months ended December 31, 2008, the Partnership has recorded approximately $1,520,000 as a loss on impairment of assets.  Through December 31, 2008, the Partnership has recorded approximately $9,545,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 2% and 1% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to increases in rental rates and occupancy at several Local Partnerships partially offset by an increase in vacancies at one Local Partnership.

Total expenses, excluding repairs and maintenance and loss on impairment of fixed assets, remained fairly consistent with an increase of approximately 1% and 2% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.

Repairs and maintenance expenses decreased approximately $154,000 and $302,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to basement renovations and window and door replacements in the prior year at one Local Partnership and rehabilitation costs resulting from a fire in the prior year as well as a decrease in maintenance contracts and security contract at a second Local Partnership, partially offset by an increase in carpet replacement, carpentry and repair contracts and materials at a third Local Partnership, an increase in basement renovations, installation of kitchen hardware and appliances and window and door replacements at a fourth Local Partnership and an increase in carpet replacement, decorating and maintenance contracts and snow removal contracts at a fifth Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
a General Partner

Date:	February 12, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 12, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer