Form 10-K
period 2009-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2009-06-29
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  o    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  o    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  o

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o   No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2008 was $(18,097,000), based on Limited Partner equity (deficit) as of such date.

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

The Partnership was formed to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) that own apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 98% to 98.99% of the Partnership’s interests in the Local Partnership.  The Partnership originally held ownership interests in twenty-eight Local Partnerships.  The Partnership does not intend to acquire additional properties.  As of March 31, 2009, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which all has been paid to the Local Partnerships, as certain benchmarks such as occupancy levels were attained prior to the release of the funds.  As of March 31, 2009, the Partnership has disposed of sixteen of the twenty-eight original Properties.  During the year ended March 31, 2009, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in nine Local Partnerships.  Through March 31, 2009, three Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in twelve Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of March 31, 2009, three Local Partnerships entered into agreements to sell their property and related assets and liabilities.  See discussion on Sales of Underlying Local Partnerships and Assets Held for Sale below.

The investment objectives of the Partnership are to:

1.
Entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

2.	Preserve and protect the Partnership’s capital.

3.	Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

4.	Provide cash distributions, when available, from operations of Properties.

5.
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

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is leased to qualified tenants. However, the annual Tax Credits available in the year in which the Apartment Complex is leased to qualified tenants must be prorated based upon the months remaining in the year. The amount of the annual Tax Credits not available in the first year will be available in the eleventh year. Internal Revenue Code Section 42 regulates the use of the Apartment Complexes as to occupancy, eligibility, and unit gross rent, among other requirements. Each Apartment Complex must meet the provisions of these regulations during each of fifteen consecutive years (the “Compliance Period”) in order to remain qualified to receive the credits. Certain Apartment Complexes have extended compliance periods of up to fifty years. The Partnership generated $0 and $11,579 in Tax Credits during the years ending December 31, 2008 and 2007, respectively.

As of December 31, 2007, all Credit Periods have expired, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Credit Periods commenced.

As of March 31, 2009, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective.

The Partnership also continues to meet its objective of allocating passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investment and other passive activities, and allocating passive losses to the corporate BACs holders to offset business income. At this time, there can be no assurance that the Partnership will continue to meet this investment objective.

There can be no assurance that the Partnership will achieve its other investment objectives as described above.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2009 and 2008, the Partnership recorded approximately $9,706,000 and $6,360,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
The Partnership operates in one segment, which is the investment in multi-family residential property.  Financial information about this segment is set forth in Item 8 hereto.

Sales of Underlying Local Partnerships

The Partnership is currently in the process of disposing of its investments.  It is anticipated that the process will continue to take a number of years.  During the year ended March 31, 2009, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in nine Local Partnerships.  Through March 31, 2009, three Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in twelve Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On January 23, 2009, the Partnership sold its limited partnership interest in Plainsboro Housing Partners, L.P. (“Plainsboro”) to an affiliate of the Local General Partner for a sales price of $1,401,000.  During the quarter ended December 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $800,000.  The sale resulted in a gain of approximately $153,000 resulting from the write-off of the basis in the Local Partnership of approximately $1,248,000 at the date of the sale and the receipt of $1,401,000 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2008, the Partnership sold its limited partnership interest in Christine Apartments L.P. (“Christine Apartments”) to the Local General Partner for a sales price of $50,000.  The sale resulted in a gain of approximately $737,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $687,000 at the date of the sale and the receipt of $50,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008.  An adjustment to the gain of approximately $(5,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $732,000.

On December 17, 2008, the property and the related assets and liabilities of West Diamond Street Associates (“West Diamond”) were sold to an unaffiliated third party purchaser for a sales price of $1 plus the assumption of the outstanding mortgage notes.  The sale resulted in a gain of approximately $1,066,000 resulting from the write-off of the deficit basis in the property at the date of sale.

On November 30, 2008, the Partnership sold its limited partnership interest in Conifer Bateman Associates (“Bateman Hotel”) to the Local General Partner for a sales price of $50.  The sale resulted in a loss of approximately $87,000 resulting from the write-off of the basis in the Local Partnership of approximately $87,000 at the date of the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $(5,000) was recorded during the quarter ended March 31, 2009, resulting in an overall loss of approximately $82,000. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $14,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On October 21, 2008, the Partnership sold its limited partnership interest in Lancaster Terrace L.P. (“Lancaster”) to the Local General Partner for a sales price of $1,564,990.  The sale resulted in a gain of approximately $904,000 resulting from the write-off of the basis in the Local Partnership of approximately $660,000 at the date of the sale and the receipt of $1,564,190 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $111,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $1,015,000. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $373,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $345,000.

On August 22, 2008, the Partnership sold its limited partnership interest in Lares Apartments Limited Partnership (“Lares”) to the Local General Partner for a sales price of $125,000.  The sale resulted in a gain of approximately $691,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $566,000 and the receipt of $125,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $(31,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $660,000.

On August 22, 2008, the Partnership sold its limited partnership interest in Lajas Apartments Limited Partnership (“Lajas”) to the Local General Partner for a sales price of $121,250.  The sale resulted in a gain of approximately $690,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $568,000 and the receipt of $121,730 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $(40,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $650,000.

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.  The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the loss of approximately $(1,000) and $(37,000) were recorded during the quarters ended September 30, 2008 and March 31, 2009, resulting in an overall loss of approximately $11,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $41,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the year ended March 31, 2009 and 2008, in accordance with SFAS No. 144, the building was deemed impaired and written down to its fair value, resulting in a loss on impairment of approximately $3,000,000 and $730,000, respectively.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $1,000 and $3,009,000 were recorded during the quarter ended September 30, 2008 and March 31, 2009, resulting in an overall gain of approximately $3,020,000.

On March 20, 2008, the property and the related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $75,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $201,000, $(7,000) and $(324,000) were recorded during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, resulting in an overall loss of approximately $55,000.

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

Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Opa-Locka had property and equipment, at cost, of approximately $22,812,000, accumulated depreciation of approximately $7,946,000 and mortgage debt of approximately $5,417,000.

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Rolling Green had property and equipment, at cost, of approximately $22,318,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $10,663,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,169,000.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

As of March 31, 2009, the Partnership held a 98.99% limited partnership interest in ten Local Partnerships, a 98% limited partnership interest in one Local Partnership and a 88.99% interest in another Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2009	2008	2007	2006	2005

Harbor Court Limited Partnership	December 1991	(b)	(b)	100%	100%	98%
Staten Island, NY (40)

Old Public Limited Partnership	December 1991	(d)	(d)	77%	57%	67%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership	February 1992	(f)	98%	89%	96%	93%
Salem, OR (104)

655 North Street Limited Partnership	March 1992	90%	93%	96%	96%	92%
Baton Rouge, LA (195)

Landreth Venture	March 1992	(f)	100%	96%	92%	96%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.	March 1992	(b)	(b)	95%	99%	99%
Homestead, FL (123)

Bethel Villa Associates, L.P.	April 1992	(f)	97%	99%	99%	100%
Wilmington, DE (150)

West Diamond Street Associates	May 1992	(e)	89%	93%	100%	100%
Philadelphia, PA (28)

Susquehanna Partners	May 1992	(f)	87%	96%	91%	87%
Philadelphia, PA (47)

Boston Bay Limited Partnership	August 1992	98%	93%	95%	100%	99%
Boston, MA (88)

Morrant Bay Limited Partnership	August 1992	97%	91%	92%	95%	92%
Boston, MA (130)

Hope Bay Limited Partnership	August 1992	100%	98%	98%	100%	98%
Boston, MA (45)

Lares Apartments Limited Partnership	August 1992	(f)	100%	100%	100%	100%
Lares, PR (102)

Lajas Apartments Limited Partnership	August 1992	(f)	100%	100%	100%	100%
Lajas, PR (99)

Arlington-Rodeo Properties	August 1992	93%	100%	100%	100%	100%
Los Angeles, CA (29)

Conifer Bateman Associates	August 1992	(f)	83%	83%	83%	92%
Lowville, NY (24)

Hampden Hall Associates, L.P.	September 1992	(c)	(c)	96%	84%	95%
St. Louis, MO (75)

Chester Renaissance Associates	September 1992	95%	95%	100%	100%	100%
Chester, PA (20)

Homestead Apts. II LTD.	October 1992	89%	96%	95%	99%	99%
Homestead, FL (112)

P.S. 157 Associates, L.P.	November 1992	(a)	(a)	(a)	100%	100%
New York, NY (73) (a)

Cloisters Limited Partnership II	November 1992	34%	62%	88%	94%	98%
Philadelphia, PA (65) (g)

Local Partnership Schedule
(continued)

Name and Location (Number of Units)	Date Acquired	% of Units Occupied at May 1,
		2009	2008	2007	2006	2005

Creative Choice Homes II, LTD.	December 1992	98%	95%	100%	91%	95%
Opa-Locka, FL (328)

Milford Crossing Associates L.P.	December 1992	97%	99%	100%	96%	93%
Milford, DE (73)

BX-7F Associates, L.P.	January 1993	(c)	(c)	98%	98%	97%
Bronx, NY (85)

Los Angeles Limited Partnership	May 1993	99%	100%	99%	100%	100%
Rio Piedras, PR (124)

Christine Apartments, L.P.	June 1993	(f)	100%	88%	100%	100%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.	July 1993	(f)	94%	98%	98%	97%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.	October 1993	97%	98%	95%	93%	97%
Syracuse, NY (395)

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).

(b)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(d)	The deed to the property and related assets and liabilities was transferred during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

(f)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

(g)	See discussion under the heading, “Results of Operations of Certain Local Partnerships” in Item 7.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

As of March 31, 2009, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2009, the Partnership had approximately 4,556 registered holders of an aggregate of 76,786 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2009.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
As of March 31, 2009, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships.  During the year ended March 31, 2009, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in nine Local Partnerships.  Through March 31, 2009, three Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in twelve Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, three Local Partnerships entered into agreements to sell their property and the related assets and liabilities (see Notes 10 and 11 in Item 8).

Short-Term

During the year ended March 31, 2009, cash and cash equivalents of the Partnership and its consolidated subsidiary partnership increased approximately $878,000.  This increase is due to net cash provided by operating activities ($1,529,000), net proceeds from sales ($9,605,000), an increase in due to local general partners and affiliates relating to financing activities ($411,000) and an increase in due to local general partners and affiliates relating to investing activities ($1,505,000) which exceeded costs related to sales ($53,000), acquisitions of property and equipment ($1,414,000), repayments of mortgage notes ($7,498,000), an increase in cash held in escrow relating to investing activities ($2,943,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($264,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($3,181,000), gain on sale of properties ($7,495,000) and loss on impairment of properties ($9,706,000).

Total expenses from operations for the years ended March 31, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative-related parties and loss on impairment of property, totaled $5,959,302 and $6,006,951, respectively.

Accounts payable from operations as of March 31, 2009 and 2008 were $1,181,205 and $3,914,793, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $2,685,081 and $291,398 as of March 31, 2009 and 2008, respectively.  Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest payable from operations as of March 31, 2009 and 2008 was $10,496,943 and $11,332,424, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $680,348 and $516,823 as of March 31, 2009 and 2008, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

During the year ended March 31, 2009, the Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2009 and 2008, the amounts received from operations of the Local Partnerships were approximately $75,000 and $86,000, respectively.  Additionally, during the years ended March 31, 2009 and 2008, the Partnership received approximately $33,000 and $1,992,000 of distributions from the sale of properties and approximately $3,979,000 in proceeds from the sale of Local Partnerships’ limited partnership interest, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

The Partnership’s unconsolidated working capital reserve at March 31, 2009 was approximately $5,044,000.

Partnership management fees owed to the General Partner amounting to approximately $6,219,000 and $9,228,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  During the year ended March 31, 2009, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,752,000, resulting in a non-cash General Partner contribution of the same amount.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

Long-Term
For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may also result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had fully invested the proceeds of its Offering in 28 Local Partnerships, all of which had their Tax Credits fully in place.  As of December 31, 2007, all Credit Periods had expired.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Compliance Periods commenced.

Discontinued Operations
For a discussion of discontinued operations, see Note 14 in Item 8.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of Properties in which the Partnership owns direct interests, see Note 10 in Item 8.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2009 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Mortgage notes payable (a)	$20,705,851	$758,369	$1,659,837	$1,358,990	$16,928,655
Long term notes payable (b)	129,274	25,854	51,710	51,710	0
	$20,835,125	$784,223	$1,711,547	$1,410,700	$16,928,655

(a) The mortgage notes are payable in aggregate monthly installments of approximately $109,000, including principal and interest at rates varying from 1% to 8% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.
(b) See Note 8 (B) ii in Item 8.  Financial Statements and Supplementary Data.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2009 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$19,248,504	$6,901,650	$3,829,354	$1,630,000	$6,887,500
Long term notes payable (b)	979,770	979,770	0	0	0
	$20,228,274	$7,881,420	$3,829,354	$1,630,000	$6,887,500

(a) The mortgage notes are payable in aggregate monthly installments of approximately $219,000, including principal and interest at rates varying from 5% to 9% per annum, through the year 2020. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.
(b) See Note 8 (B) iii in Item 8.  Financial Statements and Supplementary Data.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of their carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of March 31, 2009 (see Note 11 in Item 8).

During the year ended March 31, 2009 and 2008, the Partnership recorded approximately $9,706,000 and $6,360,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$82,988	$85,110
Other	64,564	69,646

Total other revenue	$147,552	$154,756

Other revenues from discontinued operations from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$86,830	$191,960
Other	850,807	629,244
Total other revenue	$937,637	$821,204
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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

Results of Operations
The following is a summary of the results of operations of the Partnership for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years, respectively), excluding the results of its discontinued operations which are not reflected in the following discussion.

The Partnership’s results of operations for the 2008 and 2007 Fiscal Years consisted primarily of the results of the Partnership’s investment in Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2008 and 2007 Fiscal Years totaled $4,894,349 and $10,467,870, respectively.

2008 vs. 2007

Rental income increased approximately 3% for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to annual rent increases and decreases in vacancies at several Local Partnerships, partially offset by a decrease in occupancy at one Local Partnership.

Total expenses, excluding loss on impairment of property, remained fairly consistent with a decrease of approximately 1% for the 2008 Fiscal Year as compared to the 2007 Fiscal Year.

Results of Operations of Certain Local Partnerships

a)	Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern.  Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2009 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

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

The Partnership’s investment in Opa-Locka at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net (income) loss after minority interest amounted to approximately $(366,000) and $2,400,000 for the 2008 and 2007 Fiscal Years.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,489,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2008, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $3,970,717 remains payable to the construction company as of December 31, 2008 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related assets and liabilities to an unaffiliated third party purchaser, which expired in April 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer (see Note 11 in Item 8).

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $327,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Morrant Bay is negotiating with the General Partner to redeem their interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in an actual redemption of the Local Partnership’s interests.

The Partnership’s investment in Morrant Bay at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $474,000 and $712,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $330,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Boston Bay is negotiating with the General Partner to redeem their interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in an actual redemption of the Local Partnership’s interests.

The Partnership’s investment in Boston Bay at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $342,000 and $540,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Commitments and Contingencies

Cloisters Limited Partnership II (“Cloister”)
Cloisters is in the process of converting the project from rental to for sale condominiums.  Cloisters is currently in negotiations to finalize a construction agreement in the estimated amount of $2,146,000 and construction financing in the estimated amount of $800,000 related to the renovation of the units for sale.  There can be no assurance for when the conversion will actually take place.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from1% to 9% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Note 3 Item 8 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable.

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2009 and 2008	47

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	48

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2009 and 2008	49

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	50

	Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for nineteen (2008 Fiscal Year) and twenty two (2007 Fiscal Year) subsidiary partnerships whose losses aggregated $11,647,146 and $8,011,225 for the 2008 and 2007 Fiscal Years, respectively, and whose assets constituted 91% and 71% of the Partnership’s assets at both March 31, 2009 and 2008, respectively, presented in the accompanying consolidated financial statements.  The financial statements for seventeen (2008 Fiscal Year) and twenty one (2007 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.  The financial statements for two (2008 Fiscal Year) and one (2007 Fiscal Year) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $551,341 (2008 Fiscal Year) and $3,651,851 (2007 Fiscal Year) and their assets aggregated $23,400,218 and $23,381,182 at March 31, 2009 and 2008, respectively.  Management’s plan in regard to this matter is also described in Note 13(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 2009

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

/s/ Reznick Group, P.C.
Bethesda, Maryland
April 10, 2008

[Letterhead of Mack Roberts & Company, L.L.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Lancaster Terrace Limited Partnership
Salem, Oregon

We have audited the balance sheets of Lancaster Terrace Limited Partnership as of October 21, 2008 and December 31, 2007, and the related statements of operations, changes in partners' capital and cash flows for the period from January 1, 2008 to October 21, 2008 and the year ended December 31, 2007.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Terrace Limited Partnership as of October 21, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and its cash flows for the period from January 1, 2008 to October 21, 2008 and the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon

February 2, 2009

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 NORTH STREET LIMITED PARTNERSHIP
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 NORTH STREET LIMITED PARTNERSHIP HUD Project No. 064-44801, as of December 31, 2008 and 2007, and the related statements of income, changes in partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 NORTH STREET LIMITED PARTNERSHIP, HUD Project No. 064-44801, as of December 31, 2008 and 2007 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 30, 2009, on our consideration of 655 NORTH STREET LIMITED PARTNERSHIP's internal control, and reports dated March 30, 2009, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
March 30, 2009

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Landreth Venture

We have audited the accompanying balance sheet of Landreth Venture as of April 1, 2008 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period January 1, 2008 through April 1, 2008 (date of investor transfer).  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landreth Venture, as of April 1, 2008, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the period January 1, 2008 through April 1, 2008 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
April 2, 2009

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
February 29, 2008

Audit Principal: Nelson D. Gomez

[Letterhead of J.H. Williams & Co., LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Susquehanna Partners
(a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Susquehanna Partners (a Limited Partnership) as of May 6, 2008 and the related statement of income, change in partners' equity and cash flows for the period then ended.  These financial statements are the responsibility of the Partnership's management and contracted management agent.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Partners (a Limited Partnership) at May 6, 2008, and the results of its operations and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 9, 2009

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
Kingston, Pennsylvania
May 9, 2008

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership as of December 31, 2008 and the related statement of operations, partners' deficiency, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
January 22, 2009

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
Boston, Massachusetts
February 18, 2008

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership as of December 31, 2008 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
January 23, 2009

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
Boston, Massachusetts
February 18, 2008

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership as of December 31, 2008 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
January 26, 2009

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

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 18, 2008

[Letterhead of JOSE E. ROSARIO & CO., CPA, P.S.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Lares Apartments Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheet of Lares Apartments Limited Partnership, Rural Development Project No. 63-034-660467896, as of August 15, 2008 and the related statement of operations, changes in partners’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lares Apartments Limited Partnership as of August 15, 2008 and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jose E. Rosario & Co, CPA, P.S.C.
Jose E. Rosario & Co., CPA, P.S.C.
License No. 176
Expires December 1, 2009

December 4, 2008
San Juan, Puerto Rico

Stamp No. 2400423 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of JOSE E. ROSARIO & CO., CPA, P.S.C.]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Lajas Apartments Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheet of Lajas Apartments Limited Partnership, Rural Development Project No. 63-034-660467896, as of August 15, 2008 and the related statement of operations, changes in partners’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lajas Apartments Limited Partnership as of August 15, 2008 and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Jose E. Rosario & Co, CPA, P.S.C.
Jose E. Rosario & Co., CPA, P.S.C.
License No. 176
Expires December 1, 2009

December 4, 2008
San Juan, Puerto Rico

Stamp No. 2400424 of the Puerto Rico College of CPA was affixed to the original.

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

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(California Limited Partnership)

We have audited the accompanying balance sheet of Arlington - Rodeo Properties (A California Limited Partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington - Rodeo Properties as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
February 28, 2009

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates as of December 31, 2008 and 2007, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2008, and 2007, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 20, 2009, on our consideration of Chester Renaissance Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 20, 2009

Lead Auditor:  Michael A. Cumming, CPA
Email Address:  mike.cumming@reznickgroup.com

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
New York, New York
May 8, 2007

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2008, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
April 2, 2009

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
March 25, 2008

[Letterhead of Bagell, Josephs, Levine & Company, L.L.C.]

INDEPENDENT AUDITORS’ REPORT

To the Partners of Milford Crossing Associates, L.P.
Wilmington, DE

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P. as of December 31, 2008 and 2007 and the related statements of operations, partners' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Place Associates, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 14 through 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Bagell, Josephs, Levine & Company, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey

January 21, 2009

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
CERTIFIED PUBLIC ACCOUNTANTS
White Plains, New York
February 29, 2008

[Letterhead of Amílcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Los Angeles Limited Partnership

I have audited the accompanying balance sheets of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2008 and 2007, and the related statements of operations, partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2008 and 2007, and the results of its operations, changes in partners’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amílcar Torres Rivera, CPA
License 1876
Expires December 1, 2010

San Juan, Puerto Rico
February 10, 2009

Stamp #2335342 of the
Puerto Rico Society of
Certified Public Accountants
was affixed to the original.

[Letterhead of Toski, Schaefer & Co., P.C.]

INDEPENDENT AUDITOR'S REPORT

The Partners
Christine Apartments, L.P.:

We have audited the accompanying balance sheet of Christine Apartments, L.P. as of August 31, 2008 and the related statements of operations, partners' equity and cash flows for the eight months ended August 31, 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Christine Apartments, L.P. as of August 31, 2008 and the results of its operations, changes in partners' equity and cash flows for the eight months ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 12, the Partnership ceased operations on August 31, 2008 with the purchase by the general partner of the partnership interest of the limited partners.

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
February 13, 2009

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
Williamsville, New York
February 8, 2008

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Plainsboro Housing Partners, L.P.

We have audited the accompanying balance sheet of Plainsboro Housing Partners, L.P. as of December 31, 2008, and the related statements of revenue and expenses, changes in partners' equity and cash flows for the year then ended.  These financial statements are the responsibility of the partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plainsboro Housing Partners, L.P. as of December 31, 2008, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

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

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Rolling Green Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of Rolling Green Associates, L.P. (A Limited Partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (a Limited Partnership) as of December 31, 2008 and 2007, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Koch Group & Company, LLP
New York, New York
February 12, 2009

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2009	2008

Operating Assets
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4, 7 and 10)	$22,693,155	$78,650,906
Cash and cash equivalents (Notes 2, 3 and 13)	5,253,902	4,056,150
Cash held in escrow (Notes 3 and 5)	2,005,856	7,140,700
Deferred costs, less accumulated amortization (Notes 2 and 6)	199,544	656,411
Other assets	792,384	1,355,639
Total operating assets	30,944,841	91,859,806
Assets from discontinued operations (Note 14)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	29,015,203	6,378,404
Net assets held for sale	4,246,142	3,791,881
Total assets from discontinued operations	33,261,345	10,170,285
Total assets	$64,206,186	$102,030,091

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating Liabilities
Mortgage notes payable (Notes 3 and 7)	$20,705,851	$63,332,026
Accounts payable	1,181,205	3,914,793
Accrued interest payable	10,496,943	11,332,424
Security deposits payable	169,564	555,107
Due to local general partners and affiliates (Note 8)	745,843	12,498,138
Due to general partners and affiliates (Note 8)	9,756,202	13,688,107
Total operating liabilities	43,055,608	105,320,595
Liabilities from discontinued operations (Note 14)
Mortgage notes payable of assets held for sale (Note 7)	19,248,504	7,478,590
Net liabilities held for sale (including minority interest)	14,934,389	730,900
Total liabilities from discontinued operations	34,182,893	8,209,490
Total liabilities	77,238,501	113,530,085
Minority interests (Note 2)	4,312,640	4,761,586
Commitments and contingencies (Notes 7, 8 and 13)
Partners’ capital (deficit)
Limited partners (76,786 BACs issued and outstanding)	(20,269,539)	(15,424,134)
General partners	2,924,584	(837,446)
Total partners’ capital (deficit)	(17,344,955)	(16,261,580)
Total liabilities and partners’ capital (deficit)	$64,206,186	$102,030,091

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008*

Operations:
Revenues
Rental income	$6,902,109	$6,719,066
Other (Notes 1 and 13)	147,552	154,756
Total revenues	7,049,661	6,873,822
Expenses
General and administrative	1,482,992	1,363,226
General and administrative-related parties (Note 8)	1,412,076	1,471,240
Repairs and maintenance	2,168,562	2,381,535
Operating	1,358,530	1,292,087
Taxes	498,893	516,768
Insurance	450,325	453,335
Interest	1,459,593	1,450,343
Depreciation and amortization	1,628,015	1,613,563
Loss on impairment of property	5,186,710	0
Total expenses from operations	15,645,696	10,542,097
Loss from operations before minority interest	(8,596,035)	(3,668,275)
Minority interest in loss of subsidiaries from operations	608,772	32,756
Loss from operations	(7,987,263)	(3,635,519)
Discontinued Operations:
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) (Note 14)	3,092,914	(6,832,351)
Net loss	$(4,894,349)	(10,467,870)
Loss from operations – limited partners	$(7,907,390)	$(3,599,164)
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) – limited partners	3,061,985	(6,764,027)
Net loss – limited partners	$(4,845,405)	$(10,363,191)
Number of BACs outstanding	76,786	76,786
Loss from operations per BAC	$(102.98)	$(46.87)
Income (loss) from discontinued operations (including gain on sale of properties and minority interest) – per BAC	39.88	(88.09)
Net loss per BAC	$(63.10)	$(134.96)

*Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner

Partners’ capital (deficit) – April 1, 2006	$467,915	$1,146,110	$(678,195)
Net loss	(6,269,750)	(6,207,053)	(62,697)
Partner’s capital (deficit) – March 31, 2007	(5,801,835)	(5,060,943)	(740,892)
Net loss	(10,467,870)	(10,363,191)	(104,679)
Contribution – write off of related party debt	8,125	0	8,125
Partner’s capital (deficit) – March 31, 2008	(16,261,580)	(15,424,134)	(837,446)
Net loss	(4,894,349)	(4,845,405)	(48,944)
Contribution – write off of related party debt	59,450	0	59,450
Contribution – write off of partnership management fees related to sold properties	3,751,524	0	3,751,524
Partner’s capital (deficit) – March 31, 2009	$(17,344,955)	$(20,269,539)	$2,924,584
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,894,349)	$(10,467,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale	(7,494,728)	(2,508,563)
Depreciation and amortization	3,180,992	5,420,827
Loss on impairment of fixed assets	9,706,033	6,360,000
Minority interest in loss of subsidiaries	(920,944)	(814,334)
(Increase) decrease in assets:
Cash held in escrow	2,688,444	1,722,698
Other assets	(65,510)	1,978,039
Increase (decrease) in liabilities:
Accounts payable	98,672	(1,856,642)
Accrued interest payable	407,777	999,244
Security deposit payable	(22,241)	72,456
Due to local general partners and affiliates	(819,536)	1,172,756
Due to general partner and affiliates	(336,084)	(2,482,135)
Total adjustments	6,422,875	10,064,346
Net cash provided by (used in) operating activities	1,528,526	(403,524)

Cash flows from investing activities:
Proceeds from sales	9,605,431	7,164,093
Cost related to sales	(53,194)	(155,803)
Acquisition of property and equipment	(1,414,288)	(1,211,078)
(Increase) decrease in cash held in escrow	(2,942,866)	482,008
Increase in due to local general partners and affiliates	1,504,855	862,115
Net cash provided by investing activities	6,699,938	7,141,335

Cash flows from financing activities:
Increase in deferred costs	0	(25,736)
Repayments of mortgage notes	(7,497,888)	(4,292,442)
Increase (decrease) in due to local general partners and affiliates	411,137	(52,377)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(263,533)	(325,571)
Net cash used in financing activities	(7,350,284)	(4,696,126)

Net increase in cash and cash equivalents	878,180	2,041,685

Cash and cash equivalents at beginning of year	4,413,853	2,372,168

Cash and cash equivalents at end of year*	$5,292,033	$4,413,853

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$2,753,554	$3,608,868

* Cash and cash equivalents, end of year, for the years ended March 31, 2009 and 2008, includes cash and cash equivalents from discontinued operations of $38,131 and $357,703, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2009	2008

Summarized below are the components of the gain on sale of investments and properties:
Proceeds from sale of investments and properties – net	$(9,552,237)	$(7,008,290)
Decrease in property and equipment, net of accumulated depreciation	21,922,479	15,174,776
Decrease in cash held in escrow	4,846,860	578,513
Decrease in prepaid expenses and other assets	443,570	242,599
Decrease in deferred costs	336,369	233,874
Decrease in mortgage notes payable	(23,358,373)	(9,848,904)
Decrease in accounts payable and other liabilities	(438,576)	(733,250)
Decrease in accrued interest payable	(1,079,733)	(10,999)
Decrease in security deposits payable	(350,230)	(188,068)
Increase (decrease) in due to general partners and affiliates	599,991	(16,875)
Decrease in due to local general partners and affiliate	(1,375,975)	(1,126,467)
Increase in capitalization of consolidated subsidiaries attributable to minority interest	451,677	186,403
Contribution from write-off of related party debt	59,450	8,125
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$3,751,524	$0

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – General

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

The Partnership is currently in the process of disposing of its investments.  As of March 31, 2009, the Partnership has disposed of sixteen of the twenty-eight original Properties.  During the year ended March 31, 2009, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in nine Local Partnerships.  Through March 31, 2009, three Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in twelve Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership (see Note 10).  In addition, as of March 31, 2009, three Local Partnerships entered into agreements to sell their property and the related assets and liabilities (see Note 11).

The Partnership was authorized to issue a total of 200,000 BACs which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2009, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twenty-three subsidiary partnerships in which the Partnership is a limited partner (including the subsidiary partnership in which the Partnership sold its limited partnership interest).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions, respectively, to the minority interest partners.

Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $27,000 and $80,000 for the years ended March 31, 2009 and 2008, respectively (the 2008 and 2007 Fiscal Years, respectively). The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of March 31, 2009 (see Note 11).

During the year ended March 31, 2009 and 2008, the Partnership recorded approximately $9,706,000 and $6,360,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$82,988	$85,110
Other	64,564	69,646

Total other revenue	$147,552	$154,756

Other revenues from discontinued operations from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008*

Interest	$86,830	$191,960
Other	850,807	629,244
Total other revenue	$937,637	$821,204
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

j)  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
During the first quarter of 2008, we adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

	At March 31, 2009		At March 31, 2008
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$39,954,355	$39,954,355	$70,810,616	$69,979,454

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 4 – Property and Equipment

The components of property and equipment from operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2009	2008

Land	$2,470,944	$4,717,143	-
Building and improvements	40,984,897	132,103,886	15-40
Furniture and fixtures	1,552,462	3,356,074	3-10
	45,008,303	140,177,103

Less: Accumulated depreciation	(22,315,148)	(61,526,197)

	$22,693,155	$78,650,906

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

Depreciation expense for the years ended March 31, 2009 and 2008 amounted to $1,615,050 and $1,600,597, respectively.

During the years ended March 31, 2009 and 2008, there were write-offs of accumulated depreciation in the amounts of $24,461,998 and $10,966,585, which were related to the discontinued assets.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2009	2008

Land	$1,097,362	$777,006	-
Building and improvements	48,908,038	14,344,435	15-40
Furniture and fixtures	825,306	499,959	3-10
	50,830,706	15,621,400

Less: Accumulated depreciation	(21,815,503)	(9,242,996)

	$29,015,203	$6,378,404

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2009 and 2008 amounted to $1,491,675 and $3,682,969, respectively.

Impairment of property

During the year ended March 31, 2009, in accordance with SFAS No. 144, Landreth Venture (“Landreth”) deemed the building impaired and wrote it down to its fair value of approximately $592,000, which resulted in a loss on impairment of approximately $2,999,000 (consisting of approximately $5,184,000 of fixed assets and approximately $2,185,000 of accumulated depreciation). Fair value was obtained from an assessment made by the management after indications that the remaining cost of its rental property will not be recovered through normal operations evidenced by a history of net operating losses over the past few years.

During the years ended March 31, 2009 and 2008, in accordance with SFAS No. 144, the Partnership deemed the building of Bethel Villa Associates (“Bethel Villa”) impaired and wrote it down to its fair value, which resulted in a loss on impairment of $720,000 and $5,000,000, respectively. Fair value was obtained from the contracted sales price (see Note 10). Bethel Villa entered into a contract for sale during the year ended March 31, 2008 and was sold during the year ended March 31, 2009.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Plainsboro Housing Partners L.P. (“Plainsboro”) impaired and wrote it down to its fair value, which resulted in a loss on impairment of $800,000. Fair value was obtained from the contracted sales price (see Note 10).

During the year ended March 31, 2009, in accordance with SFAS No. 144, Cloisters L. P. II (“Cloisters”) deemed the building impaired and wrote it down to its fair value of approximately $674,000, which resulted in a loss on impairment of approximately $5,187,000 (consisting of approximately $8,846,000 of fixed assets and approximately $3,659,000 of accumulated depreciation). Fair value was obtained from an assessment made by the management after indications that the remaining cost of its rental property will not be recovered through normal operations evidenced by a history of net operating losses over the past few years.

During the year ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building of Landreth Venture (“Landreth”) impaired and wrote it down to its fair value, which resulted in a loss on impairment of $730,000. Fair value was obtained from the contracted sales price (see Note 10).

During the year ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building of Susquehanna Partners (“Susquehanna”) impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000. Fair value was obtained from the contracted sales price (see Note 10).

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2009	2008

Real estate taxes, insurance and other	$434,600	$2,930,927
Reserve for replacements	1,398,684	3,640,467
Tenant security deposits	172,572	569,306

	$2,005,856	$7,140,700

Cash held in escrow included in the discontinued assets consists of the following:

	March 31,
	2009	2008

Real estate taxes, insurance and other	$2,214,019	$2,386,962
Reserve for replacements	1,126,310	433,795
Tenant security deposits	230,893	208,059

	$3,571,222	$3,028,816

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

	March 31,		Period
	2009	2008

Financing expenses	$469,039	$1,940,437	*
Less: Accumulated amortization	(269,495)	(1,284,026)

	$199,544	$656,411

Amortization expense from operations for the years ended March 31, 2009 and 2008 amounted to $12,965 and $12,966, respectively.  During the years ended March 31, 2009 and 2008, deferred costs of $1,289,092 and $318,332 were written off due to discontinued assets.  In addition, during the year ended March 31, 2009 and 2008, $952,723 and $110,194 of accumulated amortization was written off due to discontinued assets.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The discontinued assets components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2009	2008

Financing expenses	$1,106,847	$924,541	*
Less: Accumulated amortization	(868,985)	(732,911)

	$237,862	$191,630

* Over the life of the respective mortgages.

Amortization expense from discontinued operations for the years ended March 31, 2009 and 2008 amounted to $61,301 and $124,295, respectively.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $109,000, including principal and interest at rates varying from 1% to 8% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $4,560,000 and $13,092,000 at December 31, 2008 and 2007, respectively, which bear interest at rates ranging from 7.5% to 9% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements on the mortgage notes from operations, as of March 31, 2009, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2009	$758,369
2010	805,172
2011	854,665
2012	984,337
2013	374,653
Thereafter	16,928,655

$20,705,851

Accrued interest payable as of March 31, 2009 and 2008 was approximately $10,497,000 and $11,332,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements from operations require monthly deposits to replacement reserves of approximately $37,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $219,000, including principal and interest at rates varying from 5% to 9% per annum, through the year 2020.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Annual principal payment requirements on the mortgage notes from discontinued operations, as of March 31, 2009, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2009	$6,901,650
2010	3,074,354
2011	755,000
2012	795,000
2013	835,000
Thereafter	6,887,500

$19,248,504

Accrued interest payable as of March 31, 2009 and 2008 was approximately $680,000 and $517,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements from discontinued operations require monthly deposits to replacement reserves of approximately $25,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

Creative Choice Homes II, Ltd. (“Opa-Locka”)
The first mortgage note dated November 3, 1993 in the original amount of $9,500,000 was payable to the Federal Home Loan Mortgage Corporation in monthly principal and interest installments with interest accrued at the rate of 8.81% per annum. At December 31, 2008, the outstanding balance of this note was $557,300 which was due in full on February 1, 2009.  Opa-Locka has applied for an extension, but no refinancing arrangement has been completed as of the date of this report.

The second mortgage note dated February 1, 1994 in the original amount of $3,000,000 was payable to Florida Housing Finance Agency with interest rate of 7.03% per annum, of which 4.03% of interest was deferred and added back to principal. Payments of interest only at 3% were payable from cash flow on every June 30 through the maturity date of the note. At December 31, 2008, the outstanding balance of this note was $4,859,930 including deferred interest of $1,859,930.  A balloon payment of principal and all accrued interest was due on March 24, 2009.  Opa-Locka has applied for an extension, but no refinancing arrangement has been completed as of the date of this report.

The property is currently being actively marketed for sale and management is seeking a potential buyer (see Note11).

NOTE 8 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

As of March 31, 2009 and 2008, the Partnership owes an affiliate of the General Partner approximately $2,441,000 and $2,953,000, respectively, for operating advances. These advances are non-interest bearing and have no set repayment terms. The Partnership has advanced these monies to one Local Partnership to fund its operations.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Partnership management fees (i)	$742,000	$869,000
Expense reimbursement (ii)	244,875	181,166
Local administrative fee (iv)	8,867	22,500
Total general and administrative - General Partner	995,742	1,072,666
Property management fees incurred to affiliates of the Local General Partners (iii)	416,334	398,574
Total general and administrative - related parties	$1,412,076	$1,471,240

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The General Partner and its affiliates perform services for the Partnership.  The cost incurred from discontinued operations for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008*

Local administrative fee (iv)	$28,250	$32,000
Property management fees incurred to affiliates of the General Partners	0	181,607
Total general and administrative-General Partners	28,250	213,607
Property management fees incurred to affiliates of the Local General Partners (iii)	297,928	661,803
Total general and administrative-related parties	$326,178	$875,410
* Reclassified for comparative purposes.

(i)
The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been, and will continue to be, accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  During the year ended March 31, 2009, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,752,000, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partner amounting to approximately $6,219,000 and $9,228,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

(ii)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $963,000 and $1,825,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

(iii)
Property management fees incurred by the subsidiary partnerships amounted to $1,035,476 and $1,378,224 for the years ended March 31, 2009 and 2008, respectively.  Of these fees, $714,262 and $1,060,377 were incurred to affiliates of the general partners of the Local Partnerships (the “Local General Partners”) which includes $297,928 and $661,803 of fees relating to discontinued operations and $0 and $181,607 were incurred to affiliates of the General Partner.

(iv)	Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	March 31,
	2009	2008

Operating advances (i)	$165,038	$1,497,761
Development fee payable	163,223	1,385,161
Long-term notes payable (ii)	129,274	1,474,672
Accrued interest on long-term notes payable	9,094	1,314,233
Management and other fees	279,214	738,441
Construction costs	0	6,087,870
	$745,843	$12,498,138

(i) Operating advances include the following loan:

Christine Apartments, L.P.	$0	$116,100
This loan was non-interest bearing and had no set repayment terms. The Partnership’s limited partnership interest in Christine Apartments was sold on December 31, 2008 (see Note 10).

(ii) Long-term notes payable consist of the following:
655 North Street L.P. In December 2003, 655 North Street was refinanced as part of the mark-to-market program and the owner was required to make an additional investment. This capital recovery payment is payable over ten years with interest accruing at 7.5% per annum.	$129,274	$160,988
Creative Choice Homes II, LTD.	$0	$979,770
The first note bears interest at 7% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2008 amounted to $479,770, and thus, this note is technically in default.  The second note bears interest at 12% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2008 amounted to $500,000, and thus, this note is technically in default.

Plainsboro Housing Partners, L.P.	$0	$333,914
This loan accrued interest at a rate of 7.34% per annum on the outstanding principal balance. Repayment of the principal and interest were to be made from net cash flow to the extent available pursuant to the promissory note. All accrued interest and principal were due in a balloon payment in December 2013.  The Partnership sold its limited partnership interest in Plainsboro on January 23, 2009 (see Note 10).

Interest expense incurred on such long-term notes payable amounted to approximately $136,000 and $286,000 for the 2008 and 2007 Fiscal Years, respectively.

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	March 31,
	2009	2008

Operating deficit advances	$1,204,533	$0
Operating advances	245,311	215,093
Development fee payable	1,120,234	9,135
Long-term notes payable (iii)	979,770	0
Accrued interest on long-term notes payable	1,449,870	0
Management and other fees	301,619	(2,059)
Construction costs	6,393,608	0
	$11,694,945	$222,169

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(iii) Long-term notes payable included in the discontinued liabilities consist of the following:
Creative Choice Homes II, LTD.	$979,770	$0
The first note bears interest at 7% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2008 amounted to $479,770, and thus, this note is technically in default.  The second note bears interest at 12% payable monthly.  Principal on the loan is due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2008 amounted to $500,000, and thus, this note is technically in default.

C)  Other

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

NOTE 9 – Taxable Net Loss

Our adoption of FASB Interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2009.

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

	2008	2007

Financial statement net loss	$(4,894,349)	$(10,467,870)
Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(900,088)	(756,303)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(75,487)	27,737
Tax exempt interest income	(75,941)	(142,516)
Non-deductible loss on impairment of property	9,706,034	6,360,000
Difference resulting from forgiveness of related-party debt considered a General Partner contribution for financial purposes and income for tax purposes.	3,177,916	0
Cost from hurricane events not deducted for income tax purposes	0	2,309,923
Difference between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(5,888,036)	1,841,300
Other, including related party accruals not deductible until paid	(1,333,576)	1,319,955
Taxable net (loss) income as shown on the income tax return for the calendar year ended	$(283,527)	$492,226

NOTE 10 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that the process will continue to take a number of years.  During the year ended March 31, 2009, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in nine Local Partnerships.  Through March 31, 2009, three Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in twelve Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

On January 23, 2009, the Partnership sold its limited partnership interest in Plainsboro Housing Partners, L.P. (“Plainsboro”) to an affiliate of the Local General Partner for a sales price of $1,401,000.  During the quarter ended December 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $800,000.  The sale resulted in a gain of approximately $153,000 resulting from the write-off of the basis in the Local Partnership of approximately $1,248,000 at the date of the sale and the receipt of $1,401,000 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On December 31, 2008, the Partnership sold its limited partnership interest in Christine Apartments L.P. (“Christine Apartments”) to the Local General Partner for a sales price of $50,000.  The sale resulted in a gain of approximately $737,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $687,000 at the date of the sale and the receipt of $50,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008.  An adjustment to the gain of approximately $(5,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $732,000.

On December 17, 2008, the property and the related assets and liabilities of West Diamond Street Associates (“West Diamond”) were sold to an unaffiliated third party purchaser for a sales price of $1 plus the assumption of the outstanding mortgage notes.  The sale resulted in a gain of approximately $1,066,000 resulting from the write-off of the deficit basis in the property at the date of sale.

On November 30, 2008, the Partnership sold its limited partnership interest in Conifer Bateman Associates (“Bateman Hotel”) to the Local General Partner for a sales price of $50.  The sale resulted in a loss of approximately $87,000 resulting from the write-off of the basis in the Local Partnership of approximately $87,000 at the date of the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $(5,000) was recorded during the quarter ended March 31, 2009, resulting in an overall loss of approximately $82,000. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $14,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On October 21, 2008, the Partnership sold its limited partnership interest in Lancaster Terrace L.P. (“Lancaster”) to the Local General Partner for a sales price of $1,564,990.  The sale resulted in a gain of approximately $904,000 resulting from the write-off of the basis in the Local Partnership of approximately $660,000 at the date of the sale and the receipt of $1,564,190 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $111,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $1,015,000. The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $373,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $345,000.

On August 22, 2008, the Partnership sold its limited partnership interest in Lares Apartments Limited Partnership (“Lares”) to the Local General Partner for a sales price of $125,000.  The sale resulted in a gain of approximately $691,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $566,000 and the receipt of $125,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $(31,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $660,000.

On August 22, 2008, the Partnership sold its limited partnership interest in Lajas Apartments Limited Partnership (“Lajas”) to the Local General Partner for a sales price of $121,250.  The sale resulted in a gain of approximately $690,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $568,000 and the receipt of $121,730 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the gain of approximately $(40,000) was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $650,000.

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with SFAS No. 144, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.  The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the loss of approximately $(1,000) and $(37,000) were recorded during the quarters ended September 30, 2008 and March 31, 2009, resulting in an overall loss of approximately $11,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $41,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the years ended March 31, 2009 and 2008, in accordance with SFAS No. 144, the building was deemed impaired and written down to its fair value, resulting in a loss on impairment of approximately $3,000,000 and $730,000, respectively.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $1,000 and $3,009,000 were recorded during the quarter ended September 30, 2008 and March 31, 2009, resulting in an overall gain of approximately $3,020,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

On March 20, 2008, the property and the related assets and liabilities of Homestead Apartments Associates Ltd. (“Homestead”) were sold to an unaffiliated third party purchaser for a sales price of $4,000,000.  The Partnership received $32,500 as a distribution from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $3,967,500.  The sale resulted in a gain of approximately $75,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $201,000, $(7,000) and $(324,000) were recorded during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, resulting in an overall loss of approximately $55,000.

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

NOTE 11 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Opa-Locka had property and equipment, at cost, of approximately $22,812,000, accumulated depreciation of approximately $7,946,000 and mortgage debt of approximately $5,417,000.

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Rolling Green had property and equipment, at cost, of approximately $22,318,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $10,663,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2008, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,169,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2009 and 2008.

OPERATIONS	Quarter Ended
	June 30, 2008*	September 30, 2008*	December 31, 2008*	March 31, 2009

Revenues	$1,755,934	$1,756,752	$1,819,754	$1,717,221
Operating expenses	(2,699,117)	(2,584,868)	(2,410,160)	(7,951,551)
Loss before minority interest	(943,183)	(828,116)	(590,406)	(6,234,330)
Minority interest in loss of subsidiaries from operations	7,036	10,174	10,755	580,807
Loss from operations	(936,147)	(817,942)	(579,651)	(5,653,523)
(Loss) income from discontinued operations	(1,251,719)	305,782	740,712	3,298,139
Net (loss) income	$(2,187,866)	$(512,160)	$161,061	$(2,355,384)
Net loss per weighted average BAC from operations	$(12.07)	$(10.55)	$(7.47)	$(72.89)
Net (loss) income per weighted average BAC from discontinued operations	(16.14)	3.94	9.55	42.53
Net (loss) income per weighted average BAC	$(28.21)	$(6.61)	$2.08	$(30.36)

OPERATIONS	Quarter Ended
	June 30, 2007*	September 30, 2007*	December 31, 2007*	March 31, 2008*

Revenues	$1,769,065	$1,688,238	$1,773,638	$1,642,881
Operating expenses	(2,794,801)	(2,541,859)	(2,611,360)	(2,594,077)
Loss before minority interest	(1,025,736)	(853,621)	(837,722)	(951,196)
Minority interest in loss of subsidiaries from operations	5,529	6,451	6,856	13,920
Loss from operations	(1,020,207)	(847,170)	(830,866)	(937,276)
Income (loss) from discontinued operations	1,085,173	(99,640)	(306,419)	(7,511,465)
Net income (loss)	$64,966	$(946,810)	$(1,137,285)	$(8,448,741)
Net loss per weighted average BAC from operations	$(13.15)	$(10.93)	$(10.71)	$(12.08)
Net income (loss) per weighted average BAC from discontinued operations	13.99	(1.28)	(3.95)	(96.85)
Net income (loss) per weighted average BAC	$0.84	$(12.21)	$(14.66)	$(108.93)

*  Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 13 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
The financial statements for Opa-Locka were prepared assuming that Opa-Locka will continue as a going concern.  Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of the year ended March 31, 2009 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

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

The Partnership’s investment in Opa-Locka at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses, and the minority interest balance was zero at each date.  Opa-Locka’s net (income) loss after minority interest amounted to approximately $(366,000) and $2,400,000 for the 2008 and 2007 Fiscal Years.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,489,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2008, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $3,970,717 remains payable to the construction company as of December 31, 2008 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related assets and liabilities to an unaffiliated third party purchaser, which expired in April 2009.  The property is currently being marketed for sale and management is seeking a potential buyer (see Note 11).

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $327,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Morrant Bay is negotiating with the General Partner to redeem their interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in an actual redemption of the Local Partnership’s interests.

The Partnership’s investment in Morrant Bay at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $228,000 at each date.  Morrant Bay’s net loss after minority interest amounted to approximately $474,000 and $712,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $330,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Boston Bay is negotiating with the General Partner to redeem their interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in an actual redemption of the Local Partnership’s interests.

The Partnership’s investment in Boston Bay at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was approximately $87,000 at each date.  Boston Bay’s net loss after minority interest amounted to approximately $342,000 and $540,000 for the 2008 and 2007 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

b)	Subsidiary Partnerships – Commitments and Contingencies

Cloisters Limited Partnership II (“Cloister”)
Cloisters is in the process of converting the project from rental to for sale condominiums.  Cloisters is currently in negotiations to finalize a construction agreement in the estimated amount of $2,146,000 and construction financing in the estimated amount of $800,000 related to the renovation of the units for sale.  There can be no assurance for when the conversion will actually take place.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2009, uninsured cash and cash equivalents approximated $5,864,000.

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

e)  Tax Credits

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced.  As of December 31, 2007, all Credit Periods have expired.

NOTE 14 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2009, Homestead II, Rolling Green and Opa-Locka were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2008, Homestead, Harbor Court, Bethel Villa and Lancaster were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,
	2009	2008

Assets
Property and equipment – less accumulated depreciation of $21,815,503 and $9,242,996, respectively	$29,015,203	$6,378,404
Cash and cash equivalents	38,131	357,703
Cash held in escrow	3,571,222	3,028,816
Deferred costs, net of accumulated amortization of $868,985 and $732,911, respectively	237,862	191,630
Other assets	398,927	213,732
Total assets	$33,261,345	$10,170,285

Liabilities
Mortgage notes payable	$19,248,504	$7,478,590
Accounts payable	2,685,081	291,398
Accrued interest payable	680,348	516,823
Security deposit payable	140,490	127,418
Due to local general partners and affiliates	11,694,945	222,169
Due to general partners and affiliates	489,288	45,000
Minority interest	(755,763)	(471,908)
Total liabilities	$34,182,893	$8,209,490

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2009, Plainsboro, Lancaster, Bateman Hotel, West Diamond, Bethel Villa, Christine Apartments, Lares, Lajas, Landreth and Susquehanna, which were sold during the current year, Homestead, which was sold during the year ended March 31, 2008, and Homestead II, Rolling Green and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2008, P.S. 157, Old Public, Harbor Court, Beaumont, Hampden Hall and Homestead, which were sold during the year, Bethel Villa and Lancaster, which were classified as assets held for sale, and Plainsboro, Bateman Hotel, West Diamond, Christine Apartments, Lares, Lajas, Landreth, Susquehanna, Homestead II, Rolling Green and Opa-Locka, in order to present comparable results to the year ended March 31, 2009, were all classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2009	2008*

Revenues
Rental income	$11,449,962	$16,279,132
Other (Note 2)	937,637	821,204
Gain on sale of properties	7,494,728	2,508,563
Total revenue	19,882,327	19,608,899
Expenses
General and administrative	2,556,895	3,294,610
General and administrative-related parties (Note 8)	326,178	875,410
Repairs and maintenance	3,108,393	3,628,713
Operating and other	1,201,073	1,724,236
Real estate taxes	1,061,131	1,218,086
Insurance	816,549	1,257,092
Interest	1,959,067	2,747,494
Depreciation and amortization	1,552,976	3,807,264
Costs from hurricane events	0	2,309,923
Loss on impairment of property	4,519,323	6,360,000
Total expenses	17,101,585	27,222,828
Income (loss) before minority interest	2,780,742	(7,613,929)
Minority interest in loss of subsidiaries from discontinued operations	312,172	781,578
Total income (loss) from discontinued operations (including gain on sale of properties)	$3,092,914	$(6,832,351)
Income (loss) – limited partners from discontinued operations (including gain on sale of properties)	$3,061,985	$(6,764,027)
Number of BACs outstanding	76,786	76,786
Income (loss) discontinued operations (including gain on sale of properties) per BAC	$39.88	$(88.09)

Cash Flows from Discontinued Operations:

	Years Ended March 31,
	2009	2008*

Net cash used in operating activities	$(4,216,483)	$(4,510,593)
Net cash provided by investing activities	$12,679,515	$14,043,962
Net cash used in financing activities	$(6,629,178)	$(3,793,273)

*  Reclassified for comparative purposes.

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

(b)  Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and executive officers of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT L. LEVY, 43, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company (“AMAC”), a publicly traded real estate investment trust managed by an affiliate of Centerline.  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 38, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 48, is the Chief Executive Officer of Centerline and is responsible both for financial restructuring of real estate properties and directing Centerline’s acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988.  He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the general partner of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2009, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the director and executive officers of the general partner of the General Partner as a group.  Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

(2)
As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).

(3)
All of such BACs represent BACs owned directly by Lehigh I and its affiliate, Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member.  As of May 28, 2009, Lehigh I held 3,410.65 BACs and Lehigh II held 2,239.60 BACs.

(4)	Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein. All other parties only own an economic interest.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $72,000 and $68,500, respectively.

Audit – Related Fees

None

Tax Fees

The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s  annual tax returns were $11,500 for both years ended December 31, 2008 and 2007, respectively.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2009 and 2008	47

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	48

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2009 and 2008	49

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	50

	Notes to Consolidated Financial Statements	52

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	76

	Schedule I- Condensed Financial Information of Registrant	77

	Schedule III - Real Estate and Accumulated Depreciation	80

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	73

*    Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704)

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

Item 15.	Exhibits and Financial Statement Schedules (continued)

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

655 North Street Limited Partnership	LA
Boston Bay Limited Partnership	MA
Morrant Bay Limited Partnership	MA
Hope Bay Limited Partnership	MA
Arlington-Rodeo Properties	CA
Chester Renaissance Associates	PA
Homestead Apartments II, LTD.	FL
Cloisters Limited Partnership II	PA
Creative Choice Homes II, LTD.	FL
Milford Crossing Associates L.P.	DE
Los Angeles Limited Partnership	PR
Rolling Green Associates, L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	June 29, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	June 29, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Independence Associates GP LLC.	June 29, 2009

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Independence Associates GP LLC.	June 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 24, 2009 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2008 and 2007 Fiscal Years and Schedule III at March 31, 2009.  In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 13(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $551,341 (2008 Fiscal Year) and $3,651,851 (2007 Fiscal Year) and their assets aggregated $23,400,218 and $23,381,182 at March 31, 2009 and 2008, respectively.  Management’s plan in regard to this matter is also described in Note 13(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 2009

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	2009	2008

Cash and cash equivalents	$5,043,817	$2,818,676
Advances and investment in subsidiary partnerships	1,229,204	6,929,305
Other assets	166,299	137,511

Total assets	$6,439,320	$9,885,492

LIABILITIES AND PARTNERS’ CAPITAL

Other liabilities	$52,290	$7,292
Due to general partners and affiliates	9,622,432	14,006,563

Total liabilities	9,674,722	14,013,855

Partners’ (deficit) capital*	(3,235,402)	(4,128,363)

Total liabilities and partners’ capital	$6,439,320	$9,885,492

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

*  Condensed partners’ (deficit) capital includes $0 and $427,758 of related party income at March 31, 2009 and 2008, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008

Revenues	$52,711	$24,695
Expenses
Administrative and management	258,655	241,765
Administrative and management-related parties	986,875	1,050,166
Total expenses	1,245,530	1,291,931
Loss from operations	(1,192,819)	(1,267,236)
Gain on sale of investments in subsidiary partnerships	6,169,515	1,053,008
Distribution income of subsidiary partnerships in excess of investments	35,699	32,972
Equity in loss of subsidiary partnerships*	(7,870,958)	(7,576,450)
Net loss	$(2,858,563)	$(7,757,706)

* Includes suspended prior year losses of investments in accordance with equity method of accounting amounting to $(3,079,933) and $(2,458,754) as of March 31, 2009 and 2008, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(2,858,563)	$(7,757,706)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of investments	(6,169,515)	(1,053,008)
Distribution income of subsidiary partnerships in excess of investments	(35,699)	(32,972)
Equity in loss of subsidiary partnerships	7,870,958	7,576,450
Increase in other assets	(61,195)	(12,625)
(Decrease) increase in other liabilities	44,998	2,597
Increase in due to general partner and affiliates	(4,384,131)	(2,183,590)

Total adjustments	(2,734,584)	4,296,852

Net cash used in operating activities	(5,593,147)	(3,460,854)

Cash flows from investing activities:
Proceeds from sale of investments in subsidiary partnerships	4,029,430	5,000,508
Decrease in cash held in escrow-purchase price payments	0	8,607
Investment in subsidiary partnerships	0	(8,607)
Distributions from subsidiary partnerships	107,334	2,078,010
Contribution-General Partner – Partnership management fees	3,751,524	0
Advances to subsidiary partnerships	(70,000)	(830,254)

Net cash provided by investing activities	7,818,288	6,248,264

Net increase in cash and cash equivalents	2,225,141	2,787,410

Cash and cash equivalents, beginning of year	2,818,676	31,266

Cash and cash equivalents, end of year	$5,043,817	$2,818,676

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

Apartment Complexes

Harbor Court Limited Partnership (d)
Staten Island, NY	$0	$137,450	$1,007,966	$(1,145,416)	$0	$0	$0	$0	1991	Dec. 1991	27.5	years
Old Public Limited Partnership (e)
Lawrenceburg, TN	0	10,000	1,713,310	(1,723,310)	0	0	0	0	1991	Dec. 1991	27.5	years
Lancaster Terrace Limited Partnership (f)
Salem, OR	0	161,269	3,679,601	(3,840,870)	0	0	0	0	1992	Feb. 1992	15-27.5	years
655 North Street Limited Partnership
Baton Rouge, LA	4,560,344	125,500	3,040,980	6,236,976	127,751	9,275,705	9,403,456	5,351,650	1992	Mar. 1992	27.5	years
Landreth Venture (f)
Philadelphia, PA	0	1,761	5,903,337	(5,905,098)	0	0	0	0	1992	Mar. 1992	40	years
Homestead Apartments Associates Ltd. (b)(d)
Homestead, FL	0	329,402	0	(329,402)	0	0	0	0	1992	Mar. 1992	40	years
Bethel Villa Associates, L.P. (f)
Wilmington, DE	0	270,000	5,969,354	(6,239,354)	0	0	0	0	1992	Apr. 1992	27.5	years
West Diamond Street Associates (g)
Philadelphia, PA	0	30,829	3,444,649	(3,475,478)	0	0	0	0	1992	May 1992	40	years
Susquehanna Partners (f)
Philadelphia, PA	0	16,000	0	(16,000)	0	0	0	0	1992	May 1992	20-40	years
Boston Bay Limited Partnership
Boston, MA	1,843,993	440,000	4,143,758	900,245	441,585	5,042,418	5,484,003	3,101,276	1991	Aug. 1992	27.5	years
Morrant Bay Limited Partnership
Boston, MA	2,718,056	650,000	5,522,250	1,485,897	651,585	7,006,562	7,658,147	4,164,587	1991	Aug. 1992	27.5	years
Hope Bay Limited Partnership
Boston, MA	1,059,636	225,000	1,435,185	697,388	226,585	2,130,988	2,357,573	1,282,293	1991	Aug. 1992	27.5	years
Lares Apartments Limited Partnership (f)
Lares, PR	0	137,000	0	(137,000)	0	0	0	0	1992	Aug. 1992	40	years
Lajas Apartments Limited Partnership (f)
Lajas, PR	0	110,090	4,952,929	(5,063,019)	0	0	0	0	1992	Aug. 1992	40	years
Arlington-Rodeo Properties
Los Angeles, CA	3,543,123	624,052	0	5,094,391	625,637	5,092,806	5,718,443	2,285,871	1992	Aug. 1992	27.5	years
Conifer Bateman Associates (f)
Lowville, NY	0	15,000	2,525,729	(2,540,729)	0	0	0	0	1990	Aug. 1992	15-27.5	years
Hampden Hall Associates, L.P. (c)
St. Louis, MO	0	0	0	0	0	0	0	0	1992	Sep. 1992	27.5	years
Chester Renaissance Associates
Chester, PA	839,350	33,667	168,333	1,826,960	42,153	1,986,807	2,028,960	792,813	1992	Sep. 1992	40	years
Homestead Apartments II, LTD. (h)
Homestead, FL	3,168,774	338,966	0	5,287,011	340,551	5,285,426	5,625,977	2,095,859	1992	Oct. 1992	40	years
P.S. 157 Associates, L.P. (a)(b)
New York, NY	0	36,500	9,350,642	(9,388,727)	0	0	0	0	1992	Nov. 1992	40	years
Cloisters Limited Partnership II
Philadelphia, PA	0	35,160	0	791,153	36,745	789,568	826,313	141,633	1992	Nov. 1992	40	years
Creative Choice Homes II, LTD. (h)
Opa-Locka, FL	5,417,230	0	0	22,843,733	574,637	22,269,096	22,843,733	7,965,919	1988	Dec. 1992	40	years
Milford Crossing Associates L.P. (**)
Milford, DE	2,300,044	203,006	0	4,392,233	115,519	4,479,720	4,595,239	2,639,890	1992	Dec. 1992	27.5	years

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009
(continued)

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

BX-7F Associates, L.P. (c)
Bronx, NY	0	4	5,705,064	(5,705,068)	0	0	0	0	1993	Jan. 1993	40	years
Los Angeles Limited Partnership
Rio Piedras, PR	3,841,305	201,210	0	6,734,959	203,384	6,732,785	6,936,169	2,555,132	1994	Apr.1993	40	years
Christine Apartments, L.P. (f)
Buffalo, NY	0	10,000	2,351,072	(2,361,073)	0	0	0	0	1993	June 1993	27.5	years
Plainsboro Housing Partners, L.P. (f)
Plainsboro, NJ	0	800,000	0	(800,000)	0	0	0	0	1994	July 1993	27.5	years
Rolling Green Associates, L.P. (h)
Syracuse, NY	10,662,500	180,000	19,583,101	2,597,893	182,174	22,178,820	22,360,994	11,753,637	1992	Oct. 1993	27.5	years
Less: Discontinued operations	(19,248,504)	(2,584,271)	(66,186,754)	17,941,907	(1,097,362)	(49,733,342)	(50,830,704)	(21,815,412)

	$20,705,851	$2,537,595	$14,310,506	$28,160,202	$2,470,944	$42,537,359	$45,008,303	$22,315,148

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
(f)    The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2009.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g)   The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2009.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h)   This Property is included in discontinued operations for the year ended March 31, 2009.  See Note 11 in Item 8, Financial Statements and Supplementary Data.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2009	2008	2009	2008

Balance at beginning of period	$140,177,103	$171,240,385	$61,526,197	$70,978,449

Additions during period:
Improvements	1,414,288	1,211,078
Depreciation expense			1,615,050	5,283,566
Deductions during period:

Discontinued operations, dispositions, and impairments	(96,583,088)	(32,274,360)	(40,826,099)	(14,735,818)

Balance at close of period	$45,008,303	$140,177,103	$22,315,148	$61,526,197

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