Form 10-Q
period 2009-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2009-08-10
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☑

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $22,670,832 and $22,315,148, respectively	$22,337,471	$22,693,155
Cash and cash equivalents	5,270,220	5,253,902
Cash held in escrow	1,845,928	2,005,856
Deferred costs, net of accumulated amortization of $273,033 and $269,495, respectively	196,006	199,544
Other assets	705,135	792,384
Total operating assets	30,354,760	30,944,841
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $21,810,286 and $21,815,503, respectively	29,020,420	29,015,203
Net assets held for sale	4,295,816	4,246,142
Total assets from discontinued operations	33,316,236	33,261,345
Total assets	$63,670,996	$64,206,186
LIABILITIES AND PARTNERS’ DEFICIT
Operating Liabilities
Mortgage notes payable	$20,505,588	$20,705,851
Accounts payable	1,044,763	1,181,205
Accrued interest payable	10,745,339	10,496,943
Security deposits payable	165,818	169,564
Due to local general partners and affiliates	777,551	745,843
Due to general partners and affiliates	9,921,853	9,756,202
Total operating liabilities	43,160,912	43,055,608
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	19,002,214	19,248,504
Net liabilities held for sale	16,093,147	15,690,152
Total liabilities from discontinued operations	35,095,361	34,938,656
Total liabilities	78,256,273	77,994,264
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (76,786 BACs issued and outstanding)	(21,052,136)	(20,269,539)
General partners	2,916,679	2,924,584
Independence Tax Credit Plus L.P. total	(18,135,457)	(17,344,955)
Noncontrolling interests	3,550,180	3,556,877
Total deficit	(14,585,277)	(13,788,078)
Total liabilities and partners' deficit	$63,670,996	$64,206,186
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Revenues
Rental income	$1,766,563	$1,697,856
Other income	46,912	49,946
Total revenues	1,813,475	1,747,802
Expenses
General and administrative	386,514	416,642
General and administrative-related parties (Note 2)	268,407	367,875
Repairs and maintenance	476,046	488,536
Operating	435,104	413,473
Taxes	121,049	127,922
Insurance	110,412	112,433
Financial, principally interest	352,107	359,150
Depreciation and amortization	354,005	404,954
Total expenses from operations	2,503,644	2,690,985
Loss from operations	(690,169)	(943,183)
Income (loss) from discontinued operations	92,370	(381,234)
Net loss	(597,799)	(1,324,417)
Net loss attributable to noncontrolling interests from operation	8,125	7,036
Net income attributable to noncontrolling interests from discontinued operations	(200,828)	(870,485)
Net income attributable to noncontrolling interests	(192,703)	(863,449)
Net loss attributable to Independence Tax Credit Plus	$(790,502)	$(2,187,866)
Loss from operations – limited partners	$(675,224)	$(926,785)
Loss from discontinued operations (including gain on sale of properties) – limited partners	(107,373)	(1,239,202)
Net loss – limited partners	$(782,597)	$(2,165,987)
Number of BACs outstanding	76,786	76,786
Loss from operations per weighted average BAC	$(8.79)	$(12.07)
Loss from discontinued operations per weighted average BAC	(1.40)	(16.14)
Net loss per weighted average BAC	$(10.19)	$(28.21)
* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2009	$(13,788,078)	$(20,269,539)	$2,924,584	$3,556,877
Net (loss) income	(597,799)	(782,597)	(7,905)	192,703
Distributions	(199,400)	0	0	(199,400)
Partners’ deficit – June 30, 2009	$(14,585,277)	$(21,052,136)	$2,916,679	$3,550,180

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(597,799)	$(1,324,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on sale of properties	49,060	(35,321)
Depreciation and amortization	359,276	1,124,899
Increase in due to local general partners and affiliates	43,511	85,494
Increase (decrease) in due to general partner and affiliates	165,026	(1,144,174)
Increase in accounts payable	26,137	301,468
Increase in accrued interest payable	323,718	234,407
Increase (decrease) in security deposit payable	12,257	(6,602)
Decrease in other assets	238,470	23,503
(Increase) decrease in cash held in escrow	(68,116)	416,769
Total adjustments	1,149,339	1,000,443
Net cash provided by (used in) operating activities	551,540	(323,974)
Cash flows from investing activities:
Acquisition of property and equipment	0	25,414
Proceeds from sale of properties	0	4,017,500
Costs paid relating to sale of properties	0	(223,374)
Increase in cash held in escrow	(82,558)	(476,727)
Increase in due to local general partners and affiliates	0	184,405
Net cash (used in) provided by investing activities	(82,558)	3,527,218
Cash flows from financing activities:
Repayment of mortgage notes	(446,553)	(4,516,246)
Decrease in deferred costs	0	136,165
Decrease in due to local general partners and affiliates	0	(12,130)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(1,801)
Net cash used in financing activities	(446,553)	(4,394,012)
Net increase (decrease) in cash and cash equivalents	22,429	(1,190,768)
Cash and cash equivalents at beginning of period	5,292,033	4,413,853
Cash and cash equivalents at end of period**	$5,314,462	$3,223,085
Summarized below are the components of the loss (gain) on sale of properties:
Proceeds from sale of properties – net	$0	$(3,794,126)
Property and equipment, net of accumulated depreciation	0	8,559,391
Other assets	33,054	179,032
Cash held in escrow	77,493	506,969
Deferred costs	0	20,255
Mortgage notes payable	0	(4,298,678)
Accounts payable and other liabilities	(61,487)	(960,871)
Due to general partners and affiliates	0	(85,000)
Due to local general partners and affiliates	199,400	(202,293)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(199,400)	0
Capital Contribution – General Partner	0	40,000
* Reclassified for comparative purposes. ** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $44,242 and $787,525, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes (“Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The Partnership has adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with SFAS No. 160, income attributable to noncontrolling interests amounted to approximately $193,000 for the three months ended June 30, 2009.  Prior to the adoption of this SFAS, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $10,000 for the three months ended June 30, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the period ended March 31, 2009.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2009, the results of operations and its cash flows for the three months ended June 30, 2009 and 2008.  However, the operating results and cash flows for the three months ended June 30, 2009 may not be indicative of the results for the year.

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

The Partnership has evaluated and disclosed, as applicable, subsequent events through August 10, 2009, the issuance date of these financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a noncontrolling interest in certain Local Partnerships.

As of June 30, 2009 and March 31, 2009, the Partnership owes an affiliate of the General Partner approximately $2,441,000 for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to one Local Partnership to fund its operations.  As of June 30, 2009 and March 31, 2009 the advances from the Partnership to the Local Partnership amounted to approximately $5,170,000.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the three months ended June 30, 2009 and 2008 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

	Three Months Ended June 30,
	2009	2008*

Partnership management fees (a)	$128,000	$209,000
Expense reimbursement (b)	37,646	55,192
Local administrative fee (c)	3,125	1,250
Total general and administrative-General Partner	168,771	265,442
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	99,636	102,433
Total general and administrative-related parties	$268,407	$367,875
* Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008*

Local administrative fee (c)	$2,500	$10,500
Property management fees incurred to affiliates of the General Partner (d)	0	45,782
Total general and administrative-General Partner	2,500	56,282
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	9,481	114,086
Total general and administrative-related parties	$11,981	$170,368
* Reclassified for comparative purpose.

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,347,000 and $6,219,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)  The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $1,001,000 and $963,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.

(c)  Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d)  Property management fees incurred by the subsidiary partnerships amounted to $194,187 and $305,523 for the three months ended June 30, 2009 and 2008, respectively.  Of these fees $109,117 and $216,519 were incurred to affiliates of the Local General Partners, which includes $9,481 and $114,086 of these fees relating to discontinued operations.  In addition, $0 and $45,782 were incurred to affiliates of the Partnership, all of which related to discontinued operations.

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships (the “Local Partnership Agreements”), the General Partner and Independence SLP L.P. received their prorata share of profits, losses and tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$39,507,802	$39,507,802	$39,954,355	$39,954,355

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will continue to take a number of years.  As of June 30, 2009, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of June 30, 2009, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

On November 30, 2007, the property and the related assets and liabilities of Harbor Court Limited Partnership (“Harbor Court”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $1,991,996 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to minority interests of approximately $108,000.  The sale resulted in a gain of approximately $1,260,000, which was recorded during the quarter ended March 31, 2008.  An adjustment to the gain of approximately $(49,000) was recorded during the quarter ended June 30, 2009, resulting in an overall gain of approximately $1,211,000.  The sale also resulted in a non-cash distribution to the Local General Partner of approximately $199,000 as a result of the write-off of receivables from the Local General Partner to Harbor Court.

NOTE 5 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of June 30, 2009, Opa-Locka had property and equipment, at cost, of approximately $22,812,000, accumulated depreciation of approximately $7,946,000 and mortgage debt of approximately $5,340,000.

On April 18, 2008, Rolling Green Associates, L.P. (“Rolling Green”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $14,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of June 30, 2009, Rolling Green had property and equipment, at cost, of approximately $22,318,000, accumulated depreciation of approximately $11,734,000 and mortgage debt of approximately $10,503,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of June 30, 2009, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,159,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of June 30, 2009 and March 31, 2009, Harbor Court, Homestead II, Rolling Green and Opa-Locka were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30, 2009	March 31, 2009
Assets
Property and equipment – less accumulated depreciation of $21,810,286 and $21,815,503, respectively	$29,020,420	$29,015,203
Cash and cash equivalents	44,242	38,131
Cash held in escrow	3,804,331	3,571,222
Deferred costs, net of accumulated amortization of $874,256 and $868,985, respectively	232,591	237,862
Other assets	214,652	398,927
Total assets	$33,316,236	$33,261,345

Liabilities
Mortgage notes payable	$19,002,214	$19,248,504
Accounts payable	2,786,173	2,685,081
Accrued interest payable	755,670	680,348
Security deposit payable	156,493	140,490
Due to local general partners and affiliates	11,906,148	11,694,945
Due to general partners and affiliates	488,663	489,288
Total liabilities	$35,095,361	$34,938,656

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2009, Homestead II, Rolling Green and Opa-Locka, which are classified as assets held for sale, and Harbor Court, which was sold during the year ended March 31, 2008, were all classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2008, Landreth and Susquehanna, which were sold during the three months ended June 30, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008, and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which were classified as an assets held for sale, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2009	2008*
Revenues
Rental income	$1,895,381	$3,400,647
Other	19,587	133,924
(Loss) gain on sale of properties	(49,060)	35,321
Total revenue	1,865,908	3,569,892
Expenses
General and administrative	506,698	840,767
General and administrative-related parties (Note 2)	11,981	170,368
Repairs and maintenance	321,253	599,938
Operating and other	221,173	393,695
Real estate taxes	207,604	296,534
Insurance	143,025	291,574
Interest	356,533	638,306
Depreciation and amortization	5,271	719,944
Total expenses	1,773,538	3,951,126
Income (loss) from discontinued operations	$92,370	$(381,234)
Loss from discontinued operations – limited partners	$(107,373)	$(1,239,202)
Number of BACs outstanding	76,786	76,786
Loss from discontinued operations per weighted average BAC	$(1.40)	$(16.14)

*	Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Three Months Ended June 30,
	2009	2008*
Net cash provided by operating activities	$559,943	$751,503
Net cash (used in) provided by investing activities	$(312,759)	$3,773,088
Net cash used in financing activities	$(46,890)	$(4,221,950)

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of June 30, 2009 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

Opa-Locka has also continued to incur significant operating losses resulting, in part, from the effects of a major hurricane (detailed below), which created additional losses.  These conditions continue to raise substantial doubt about Opa-Locka’s ability to continue as a going concern.  The ability for Opa-Locka to continue as a going concern is based on the Local General Partner’s continuing ability to fund operating losses and insurance proceeds to cover the damages to the Property.  This condition is alleviated in part by the fact that the property has had positive operating cash flow for the past several years.

The Partnership’s investment in Opa-Locka at June 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was approximately $8,000 and $5,000 at each date.  Opa-Locka’s net income (loss) after noncontrolling interest amounted to approximately $259,000 and $(62,000) for June 30, 2009 and 2008, respectively.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,489,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of June 30, 2009, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $3,970,717 remains payable to the construction company as of June 30, 2009 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related assets and liabilities to an unaffiliated third party purchaser, which expired in April 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer (see Note 5).

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $327,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Morrant Bay is negotiating with the General Partner to redeem its interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Morrant Bay at June 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(230,000) and $(228,000) at each date.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $152,000 and $148,000 as of June 30, 2009 and 2008, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2008, current liabilities exceed current assets by approximately $330,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Boston Bay is negotiating with the General Partner to redeem its interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Boston Bay at March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(88,000) and $(87,000), respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $97,000 and $153,000 as of June 30, 2009 and 2008, respectively.

b) Subsidiary Partnerships – Commitments and Contingencies

Cloisters Limited Partnership II (“Cloisters”)
Cloisters was in negotiations for a construction agreement in the estimated amount of $2,146,000 and construction financing in the estimated amount of $800,000 related to the renovation and conversion of its units to for sale condominiums.  Such negotiations fell through during the quarter ended June 30, 2009 and are no longer being pursued.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

e)  Other

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  As of June 30, 2009, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of three Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of June 30, 2009, three Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5, Item 1).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the three months ended June 30, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $0 and $65,000, respectively.  In addition, during the three months ended June 30, 2009 and 2008, distributions from the sales of properties and their related assets and liabilities amounted to approximately $0 and $33,000, respectively.  Additionally, during the three months ended June 30, 2009 and 2008, the Partnership received approximately $0 and $18,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($22,000) during the three months ended June 30, 2009, due to net cash provided by operating activities of ($552,000), which exceeded a decrease in cash held in escrow relating to investing activities of approximately ($83,000) and repayments of mortgage notes of ($447,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($359,000) and loss on sale of properties ($49,000).

Total expenses from operations for the three months ended June 30, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative–related parties, totaled $1,529,125 and $1,559,006, respectively.

Accounts payable from operations as of June 30, 2009 and March 31, 2009 totaled $1,044,763 and $1,181,205, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 7) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of June 30, 2009 and March 31, 2009, totaled $2,786,173 and $2,685,081, respectively.

Accrued interest payable from operations as of June 30, 2009 and March 31, 2009 totaled $10,745,339 and $10,496,943, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of June 30, 2009 and March 31, 2009, totaled $755,670 and $680,348, respectively.

The working capital reserve at June 30, 2009 was approximately $5,044,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,347,000 and $6,219,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Since the maximum loss the Partnership would be liable for is its net investment in the Local Partnerships, the resolution of any existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may also result in recapture of Tax Credits if the investment is lost before the expiration of the fifteen-year compliance period.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings.  However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had fully invested the proceeds of its offering in twenty-eight Local Partnerships, all of which had their Tax Credits fully in place.  As of December 31, 2007, all Credit Periods had expired.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Credit Periods commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2009.

Fair Value Measurements
The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$39,507,802	$39,507,802	$39,954,355	$39,954,355

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of June 30, 2009 (see Note 5 in Item 1).

During the three months ended June 30, 2009, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets.

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

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending June 30.

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 4% for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to annual rent increases and decreases in vacancies at several Local Partnerships partially offset by a decrease in occupancy at one Local Partnership.

Total expenses, excluding general and administrative-related parties and depreciation and amortization, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2009 as compared to the corresponding period in 2008.

General and administrative – related party expenses decreased approximately $99,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in partnership management fees and other expense reimbursement allocations at the Partnership level due to sale of properties.

Depreciation and amortization expenses decreased approximately $51,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in property value at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2009.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Independence Associates GP LLC, the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2009, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	August 10, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 10, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer