Form 10-Q
period 2009-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2009-11-09
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $23,009,614 and $22,315,148, respectively	$21,998,689	$22,693,155
Cash and cash equivalents	5,100,266	5,253,902
Cash held in escrow	1,991,707	2,005,856
Deferred costs, net of accumulated amortization of $275,972 and $269,495, respectively	193,067	199,544
Other assets	754,577	792,384
Total operating assets	30,038,306	30,944,841
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $21,796,073 and $21,815,503, respectively	28,991,157	29,015,203
Net assets held for sale	4,201,308	4,246,142
Total assets from discontinued operations	33,192,465	33,261,345
Total assets	$63,230,771	$64,206,186
LIABILITIES AND PARTNERS’ DEFICIT
Operating Liabilities
Mortgage notes payable	$20,312,605	$20,705,851
Accounts payable	1,070,860	1,181,205
Accrued interest payable	11,038,473	10,496,943
Security deposits payable	172,242	169,564
Due to local general partners and affiliates	744,318	745,843
Due to general partners and affiliates	9,630,640	9,756,202
Total operating liabilities	42,969,138	43,055,608
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	18,904,543	19,248,504
Net liabilities held for sale	16,049,573	15,690,152
Total liabilities from discontinued operations	34,954,116	34,938,656
Total liabilities	77,923,254	77,994,264
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (76,786 BACs issued and outstanding)	(21,908,427)	(20,269,539)
General partners	2,908,030	2,924,584
Independence Tax Credit Plus L.P. total	(19,000,397)	(17,344,955)
Noncontrolling interests	4,307,914	3,556,877
Total partners’ deficit	(14,692,483)	(13,788,078)
Total liabilities and partners’ deficit	$63,230,771	$64,206,186
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,			Six Months Ended September 30,
	2009	2008*		2009	2008*
Revenues
Rental income	$1,761,995		$1,708,211	$3,528,558		$3,406,067
Other income	52,755	5	56,673	99,667	5	106,619
Total revenues	1,814,750		1,764,884	3,628,225		3,512,686
Expenses
General and administrative	349,826		379,070	736,338		795,712
General and administrative-related parties (Note 2)	269,985		369,594	538,393		737,468
Repairs and maintenance	467,972		493,812	944,018		982,348
Operating	292,002		342,909	727,106		756,382
Taxes	126,848		128,930	247,897		256,852
Insurance	106,756		113,384	217,168		225,817
Financial, principally interest	384,320		360,820	736,427		719,970
Depreciation and amortization	346,939		404,482	700,944		809,437
Total expenses from operations	2,344,648		2,593,001	4,848,291		5,283,986
Loss from operations	(529,898)		(828,117)	(1,220,066)		(1,771,300)
Income (loss) from discontinued operations	422,692		308,212	515,061		(73,022)
Net loss	(107,206)		(519,905)	(705,005)		(1,844,322)
Net loss attributable to noncontrolling interests from operations	7,021		10,174	15,147		17,210
Net income attributable to noncontrolling interests from discontinued operations	(764,755)		(2,429)	(965,584)		(872,914)
Net (income) loss attributable to noncontrolling interests	(757,734)		7,745	(950,437)		(855,704)
Net loss attributable to Independence Tax Credit Plus	$(864,940)		$(512,160)	$(1,655,442)		$(2,700,026)
Loss from operations – limited partners	$(517,648)		$(809,763)	$(1,192,870)		$(1,736,549)
(Loss) income from discontinued operations (including (loss) gain on sale of properties) – limited partners	(338,643)		302,725	(446,018)		(936,477)
Net loss – limited partners	$(856,291)		$(507,038)	$(1,638,888)		$(2,673,026)
Number of BACs outstanding	76,786		76,786	76,786		76,786
Loss from operations per weighted average BAC	$(6.74)		$(10.54)	$(15.53)		$(22.61)
(Loss) income from discontinued operations per weighted average BAC	(4.41)		3.94	(5.81)		(12.20)
Net loss per weighted average BAC	$(11.15)		$(6.60)	$(21.34)		$(34.81)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2009	$(13,788,078)	$(20,269,539)	$2,924,584	$3,556,877
Net (loss) income	(705,005)	(1,638,888)	(16,554)	950,437
Distributions	(199.400)	0	0	(199,400)
Partners’ deficit – September 30, 2009	$(14,692,483)	$(21,908,427)	$2,908,030	$4,307,914

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(705,005)	$(1,844,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on sale of properties	49,060	(239,184)
Depreciation and amortization	710,636	1,850,435
Increase in due to local general partners and affiliates	41,415	90,554
Increase (decrease) in due to general partner and affiliates	275,689	(999,813)
(Decrease) increase in accounts payable	(402,125)	37,902
Increase in accrued interest payable	662,764	657,755
Increase (decrease) in security deposit payable	5,723	(12,909)
Decrease in other assets	134,146	41,210
(Increase) decrease in cash held in escrow	(50,794)	387,132
Total adjustments	1,426,514	1,813,082
Net cash provided by (used in) operating activities	721,509	(31,240)
Cash flows from investing activities:
Acquisition of property and equipment	0	(16,098)
Proceeds from sale of properties	0	4,564,230
Costs paid relating to sale of properties	0	(223,374)
Increase in cash held in escrow	(116,722)	(1,004,542)
Increase in due to local general partners and affiliates	0	218,334
Net cash (used in) provided by investing activities	(116,722)	3,538,550
Cash flows from financing activities:
Repayment of mortgage notes	(737,207)	(5,245,762)
Decrease in deferred costs	0	136,165
Decrease in due to local general partners and affiliates	(31,137)	(12,130)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(67,607)
Net cash used in financing activities	(768,344)	(5,189,334)
Net decrease in cash and cash equivalents	(163,557)	(1,682,024)
Cash and cash equivalents at beginning of period	5,292,033	4,413,853
Cash and cash equivalents at end of period**	$5,128,476	$2,731,829
Summarized below are the components of the loss (gain) on sale of properties:
Proceeds from sale of properties – net	$0	$(4,340,856)
Property and equipment, net of accumulated depreciation	24,046	8,604,001
Other assets	33,054	171,450
Cash held in escrow	77,493	506,969
Deferred costs	0	20,255
Mortgage notes payable	0	(4,298,678)
Accounts payable and other liabilities	(85,533)	(337,409)
Due to general partners and affiliates	0	(85,000)
Due to local general partners and affiliates	199,400	(519,916)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(199,400)	0
Capital Contribution – General Partner	0	40,000
* Reclassified for comparative purposes. ** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $28,210 and $399,099, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, income attributable to noncontrolling interests amounted to approximately $950,000 and $758,000 for the three and six months ended September 30, 2009, respectively.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $4,000 and $14,000 for the three and six months ended September 30, 2008, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2009, the results of operations for the three and six months ended September 30, 2009 and 2008 and its cash flows for the six months ended September 30, 2009 and 2008.  However, the operating results and cash flows for the six months ended September 30, 2009 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities un the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Partnership for its second quarter reporting.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In June 2009, the FASB issued under ASC Topic 810-Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 860 – Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term ”participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has either a 0.1% or 1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a noncontrolling interest in certain Local Partnerships.

As of September 30, 2009 and March 31, 2009, the Partnership owes an affiliate of the General Partner approximately $2,441,000 for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to Rolling Green Associates, L.P. (“Rolling Green”) to fund its operations.  As of March 31, 2009, the advances from the Partnership to Rolling Green amounted to approximately $5,170,000.  As of September 30, 2009, the property and the related assets and liabilities of Rolling Green were sold to an unaffiliated third party purchaser, and $4,770,000 of advances were deemed uncollectible and written off.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*
Partnership management fees (a)	$128,000	$209,000	$256,000	$418,000
Expense reimbursement (b)	38,183	55,729	75,830	110,920
Local administrative fee (c)	3,125	1,250	6,250	2,500
Total general and administrative-General Partner	169,308	265,979	338,080	531,420
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	100,677	103,615	200,313	206,048
Total general and administrative-related parties	$269,985	$369,594	$538,393	$737,468
* Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*
Local administrative fee (c)	$2,500	$9,875	$5,000	$19,750
Property management fees incurred to affiliates of the General Partner (d)	0	42,047	0	87,829
Total general and administrative-General Partner	2,500	51,922	5,000	107,579
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	10,435	94,636	19,916	208,722
Total general and administrative-related parties	$12,935	$146,558	$24,916	$316,301
* Reclassified for comparative purpose.

(a)           The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $6,475,000 and $6,219,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

(b)           The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $979,000 and $963,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.

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

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$39,217,148	$31,333,557	$39,954,355	$37,186,773

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will continue to take a number of years.  During the six months ended September 30, 2009, one Local Partnership sold its property and related assets and liabilities.  As of September 30, 2009, the Partnership sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of four Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of September 30, 2009, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

On September 30, 2009, the property and related assets and liabilities of Rolling Green were sold to an affiliate of the General Partner for a sales price of $12,000,000.  The Partnership will receive no distributions from this sale after the repayment of the mortgages, other liabilities and closing costs and $400,000 of the sales proceeds will be used to repay to the Partnership a portion of the funds advanced by it to Rolling Green.  The sale will result in a gain of approximately $928,000 resulting from the write-off of the deficit basis in the property at the date of sale, which will be recognized during the quarter ending December 31, 2009.

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

On August 22, 2008, the Partnership sold its limited partnership interest in Lajas Apartments Limited Partnership (“Lajas”) to the Local General Partner for a sales price of $121,250.  The sale resulted in a gain of approximately $690,000, resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $568,000 and the receipt of $121,730 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment of approximately $(40,000) to the gain was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $650,000.

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.  The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the loss of approximately $(1,000) and $(37,000) were recorded during the quarters ended September 30, 2008 and March 31, 2009, resulting in an overall loss of approximately $11,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $41,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the years ended March 31, 2009 and 2008, in accordance with ASC 360, the building was deemed impaired and written down to its fair value, resulting in a loss on impairment of approximately $3,000,000 and $730,000, respectively.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $1,000 and $3,009,000 were recorded during the quarter ended September 30, 2008 and March 31, 2009, resulting in an overall gain of approximately $3,020,000.

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

NOTE 5 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of September 30, 2009, Opa-Locka had property and equipment, at cost, of approximately $22,812,000, accumulated depreciation of approximately $7,946,000 and mortgage debt of approximately $5,420,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of September 30, 2009, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,149,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of September 30, 2009 and March 31, 2009, Harbor Court, Homestead II, Rolling Green and Opa-Locka were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2009	March 31, 2009
Assets
Property and equipment – less accumulated depreciation of $21,796,073 and $21,815,503, respectively	$28,991,157	$29,015,203
Cash and cash equivalents	28,210	38,131
Cash held in escrow	3,675,394	3,571,222
Deferred costs, net of accumulated amortization of $878,677 and $868,985, respectively	228,170	237,862
Other assets	269,534	398,927
Total assets	$33,192,465	$33,261,345

Liabilities
Mortgage notes payable	$18,904,543	$19,248,504
Accounts payable	2,307,769	2,685,081
Accrued interest payable	801,582	680,348
Security deposit payable	143,535	140,490
Due to local general partners and affiliates	11,906,148	11,694,945
Due to general partners and affiliates	890,539	489,288
Total liabilities	$34,954,116	$34,938,656

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2009, Rolling Green, which was sold during the six months ended September 30, 2009, and Homestead II and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2008, Lares, Lajas, Landreth and Susquehanna, which were sold during the six months ended September 30, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008, and Bethel Villa, Homestead II, Lancaster, Rolling Green and Opa-Locka, which were classified as an assets held for sale, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008*	2009	2008*
Revenues
Rental income	$1,911,100	$3,098,531	$3,806,481	$6,499,178
Other	7,840	132,293	27,427	266,217
(Loss) gain on sale of properties	0	203,863	(49,060)	239,184
Total revenue	1,918,940	3,434,687	3,784,848	7,004,579
Expenses
General and administrative	376,178	715,601	882,877	1,556,993
General and administrative-related parties (Note 2)	12,935	146,558	24,916	316,301
Repairs and maintenance	269,042	592,873	590,295	1,192,811
Operating and other	123,647	272,803	344,820	666,498
Real estate taxes	205,623	266,937	413,227	563,471
Insurance	149,723	225,902	292,748	517,476
Interest	354,679	584,747	711,212	1,223,053
Depreciation and amortization	4,421	321,054	9,692	1,040,998
Total expenses	1,496,248	3,126,475	3,269,787	7,077,601
Income (loss) from discontinued operations	$422,692	$308,212	$515,061	$(73,022)
(Loss) income from discontinued operations – limited partners	$(338,643)	$302,725	$(446,018)	$(936,477)
Number of BACs outstanding	76,786	76,786	76,786	76,786
(Loss) income from discontinued operations per weighted average BAC	$(4.41)	$3.94	$(5.81)	$(12.20)
* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:
	Six Months Ended September 30,
	2009	2008*
Net cash provided by operating activities	$910,799	$1,459,334
Net cash (used in) provided by investing activities	$(176,758)	$3,690,397
Net cash used in financing activities	$(144,561)	$(4,803,114)
* Reclassified for comparative purposes.

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
September 30, 2009
(Unaudited)

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

The Partnership’s investment in Opa-Locka at September 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was approximately $10,000 and $5,000 at each date.  Opa-Locka’s net income (loss) after noncontrolling interest amounted to approximately $535,000 and $(142,000) for September 30, 2009 and 2008, respectively.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,489,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of September 30, 2009, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $3,970,717 remains payable to the construction company as of September 30, 2009 related to the rehabilitation.

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

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At September 30, 2009, current liabilities exceed current assets by approximately $343,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Morrant Bay is negotiating with the General Partner to redeem its interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Morrant Bay at September 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(230,000) and $(228,000) at each date.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $185,000 and $218,000 as of September 30, 2009 and 2008, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At September 30, 2009, current liabilities exceed current assets by approximately $247,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Boston Bay is negotiating with the General Partner to redeem its interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Boston Bay at September 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(89,000) and $(87,000), respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $130,000 and $260,000 as of September 30, 2009 and 2008, respectively.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

e)  Property Management Fees

Property management fees incurred by the subsidiary partnerships amounted to $182,999 and $289,981 and $377,186 and $595,504 for the three and six months ended September 30, 2009 and 2008, respectively.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 27% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.  Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

g)  Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through November 9, 2009, which represent the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  During the six months ended September 30, 2009, one Local Partnership has sold its property and related assets and liabilities.  As of September 30, 2009, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of four Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of September 30, 2009, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities (see Note 5, Item 1).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the six months ended September 30, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $0 and $65,000, respectively.  In addition, during the six months ended September 30, 2009 and 2008, distributions from the sales of properties and their related assets and liabilities amounted to approximately $0 and $33,000, respectively.  Additionally, during the six months ended September 30, 2009 and 2008, the Partnership received approximately $0 and $564,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships decreased approximately ($164,000) during the six months ended September 30, 2009, due to a decrease in cash held in escrow relating to investing activities of approximately ($117,000), a decrease in due to local general partners and affiliates relating to financing activities ($31,000) and repayments of mortgage notes of ($737,000), which exceeded net cash provided by operating activities of ($722,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($711,000) and loss on sale of properties ($49,000).

Total expenses from operations for the three and six months ended September 30, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative–related parties, totaled $1,343,404 and $1,458,104 and $2,872,527 and $3,017,111, respectively.

Accounts payable from operations as of September 30, 2009 and March 31, 2009 totaled $1,070,860 and $1,181,205, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 7) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of September 30, 2009 and March 31, 2009, totaled $2,307,769 and $2,685,081, respectively.

Accrued interest payable from operations as of September 30, 2009 and March 31, 2009 totaled $11,038,473 and $10,496,943, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of September 30, 2009 and March 31, 2009, totaled $801,582 and $680,348, respectively.

The working capital reserve at September 30, 2009 was approximately $4,897,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,475,000 and $6,219,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2009.

Fair Value Measurements
The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$39,217,148	$31,333,557	$39,954,355	$37,186,773

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Property and Equipment
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with ASC 360, Property, Plant and Equipment (“ASC 360”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis is below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of September 30, 2009 (see Note 5 in Item 1).

During the six months ended September 30, 2009, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 3% and 4% for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to annual rent increases and decreases in vacancies at several Local Partnerships partially offset by a decrease in occupancy at one Local Partnership.

Total expenses, excluding general and administrative-related parties, operating, and depreciation and amortization, remained fairly consistent with a decrease of approximately 3% for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008.

General and administrative – related party expenses decreased approximately $100,000 and $199,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in partnership management fees and other expense reimbursement allocations at the Partnership level due to sale of properties.

Operating expenses decreased approximately $51,000 for the three months ended September 30, 2009 as compared to the corresponding period in 2008, primarily due to a decrease in electricity, gas and water expenses at several Local Partnerships.

Depreciation and amortization expenses decreased approximately $58,000 and $108,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in property value at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2009.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	November 9, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 9, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer