Form 10-Q
period 2009-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2010-02-09
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I - Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $23,358,354 and $22,315,148, respectively	$21,764,364	$22,693,155
Cash and cash equivalents	5,323,337	5,253,902
Cash held in escrow	2,122,061	2,005,856
Deferred costs, net of accumulated amortization of $279,211 and $269,495, respectively	189,828	199,544
Other assets	754,720	792,384
Total operating assets	30,154,310	30,944,841
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $10,061,867 and $21,815,503, respectively	18,407,843	29,015,203
Net assets held for sale	2,829,165	4,246,142
Total assets from discontinued operations	21,237,008	33,261,345
Total assets	$51,391,318	$64,206,186
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating Liabilities
Mortgage notes payable	$20,131,012	$20,705,851
Accounts payable	1,112,875	1,181,205
Accrued interest payable	11,289,906	10,496,943
Security deposits payable	169,502	169,564
Due to local general partners and affiliates	752,463	745,843
Due to general partners and affiliates	10,244,853	9,756,202
Total operating liabilities	43,700,611	43,055,608
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	8,559,688	19,248,504
Net liabilities held for sale	13,776,506	15,690,152
Total liabilities from discontinued operations	22,336,194	34,938,656
Total liabilities	66,036,805	77,994,264
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (76,786 BACs issued and outstanding)	(21,851,437)	(20,269,539)
General partners	2,908,605	2,924,584
Independence Tax Credit Plus L.P. total	(18,942,832)	(17,344,955)
Noncontrolling interests	4,297,345	3,556,877
Total partners’ (deficit) capital	(14,645,487)	(13,788,078)
Total liabilities and partners’ (deficit) capital	$51,391,318	$64,206,186
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Revenues
Rental income	$1,779,732	$1,758,066	$5,308,290	$5,164,133
Other income	28,343	61,688	128,010	168,307
Total revenues	1,808,075	1,819,754	5,436,300	5,332,440
Expenses
General and administrative	319,795	342,886	1,056,133	1,134,847
General and administrative-related parties (Note 2)	279,038	417,210	817,431	1,158,429
Repairs and maintenance	442,498	430,135	1,386,516	1,412,483
Operating	213,557	216,013	940,663	972,395
Taxes	133,183	124,510	381,080	381,362
Insurance	105,076	113,643	322,244	339,460
Financial, principally interest	348,418	357,210	1,084,845	1,077,180
Depreciation and amortization	351,979	408,553	1,052,923	1,217,990
Total expenses from operations	2,193,544	2,410,160	7,041,835	7,694,146
Loss from operations	(385,469)	(590,406)	(1,605,535)	(2,361,706)
Income from discontinued operations	432,465	1,211,515	947,526	1,138,493
Net income (loss)	46,996	621,109	(658,009)	(1,223,213)
Net loss attributable to noncontrolling interests from operations	4,113	10,755	19,259	27,965
Net loss (income) attributable to noncontrolling interests from discontinued operations	6,456	(470,803)	(959,127)	(1,343,717)
Net loss (income) attributable to noncontrolling interests	10,569	(460,048)	(939,868)	(1,315,752)
Net income (loss) attributable to Independence Tax Credit Plus L.P.	$57,565	$161,061	$(1,597,877)	$(2,538,965)
Loss from operations – limited partners	$(377,542)	$(573,854)	$(1,570,413)	$(2,310,403)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	434,531	733,304	(11,485)	(203,172)
Net income (loss) – limited partners	$56,989	$159,450	$(1,581,898)	$(2,513,575)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Loss from operations per weighted average BAC	$(4.92)	$(7.47)	$(20.45)	$(30.08)
Income (loss) from discontinued operations per weighted average BAC	5.66	9.55	(0.15)	(2.65)
Net income (loss) per weighted average BAC	$0.74	$2.08	$(20.60)	$(32.73)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ (deficit) capital – April 1, 2009	$(13,788,078)	$(20,269,539)	$2,924,584	$3,556,877
Net (loss) income	(658,009)	(1,581,898)	(15,979)	939,868
Distributions	(199,400)	0	0	(199,400)
Partners’ (deficit) capital – December 31, 2009	$(14,645,487)	$(21,851,437)	$2,908,605	$4,297,345

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008*

Cash flows from operating activities:
Net loss	$(658,009)	$(1,223,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) on sale of properties	(1,049,357)	(3,139,991)
Depreciation and amortization	1,067,459	2,485,487
Loss on impairment of fixed assets	0	1,520,000
Increase in due to local general partners and affiliates	49,560	124,030
Increase (decrease) in due to general partner and affiliates	151,238	(745,982)
(Decrease) increase in accounts payable	(316,185)	281,985
Increase in accrued interest payable	773,185	847,922
Decrease in security deposit payable	(4,638)	(14,889)
Decrease (increase) in other assets	169,085	(31,125)
(Increase) decrease in cash held in escrow	(102,206)	341,045
Total adjustments	738,141	1,668,482
Net cash provided by operating activities	80,132	445,269
Cash flows from investing activities:
Acquisition of property and equipment	(114,415)	(30,603)
Proceeds from sale of properties	12,000,000	6,628,420
Costs paid relating to sale of properties	(223,125)	(233,374)
(Increase) decrease in cash held in escrow	(224,838)	1,215,958
Advances made to local general partners and affiliates	0	218,334
Net cash provided by investing activities	11,437,622	7,798,735
Cash flows from financing activities:
Repayment of mortgage notes	(11,289,151)	(8,250,275)
Repayment of advances to local general partners and affiliates	(31,137)	(49,339)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(67,607)
Net cash used in financing activities	(11,320,288)	(8,367,221)
Net increase (decrease) in cash and cash equivalents	197,466	(123,217)
Cash and cash equivalents at beginning of period	5,292,033	4,413,853
Cash and cash equivalents at end of period**	$5,489,499	$4,290,636
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(11,776,875)	$(6,395,046)
Property and equipment, net of accumulated depreciation	10,607,360	18,032,953
Other assets	118,737	467,507
Cash held in escrow	1,269,640	1,677,149
Deferred costs	221,513	1,016,749
Mortgage notes payable	25,496	(16,358,430)
Accounts payable and other liabilities	(1,190,772)	(1,449,974)
Due to general partners and affiliates	(80,000)	558,566
Due to local general partners and affiliates	(45,056)	(750,340)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(199,400)	0
Capital Contribution – General Partner	0	60,875
* Reclassified for comparative purposes. ** Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $166,162 and $23,318, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, loss (income) attributable to noncontrolling interests amounted to approximately $11,000 and $(940,000) for the three and nine months ended December 31, 2009, respectively.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $17,000 and $31,000 for the three and nine months ended December 31, 2008, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2009, the results of operations for the three and nine months ended December 31, 2009 and 2008 and its cash flows for the nine months ended December 31, 2009 and 2008.  However, the operating results and cash flows for the nine months ended December 31, 2009 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

In January, 2010, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

In January 2010, the FASB issued under ASC Topic 810, Consolidation, ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. This ASU clarifies that decreases in ownership provisions within ASC Topic 810-10 applies to a) a subsidiary or group of assets that is a business or nonprofit activity, b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture or c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including equity method investee or joint venture).  This ASU clarifies that the decrease in ownership guidance within ASC Topic 810-10 does not apply to the following transactions even if they involve businesses:  a) sales in substance of real estate and b) conveyances of oil and gas mineral rights.  This ASU also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC Topic 810-10.  This ASU is effective in the period in which an entity adopts Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted SFAS160, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted SFAS 160 is required.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not  have a material effect on the Partnership’s consolidated financial statements.

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

As of December 31, 2009 and March 31, 2009, the Partnership owes an affiliate of the General Partner approximately $2,441,000 for operating advances.  These advances are non-interest bearing and have no set repayment terms.  The Partnership has advanced monies to Rolling Green Associates, L.P. (“Rolling Green”) to fund its operations.  As of September 30, 2009, the advances from the Partnership to Rolling Green amounted to approximately $5,170,000.  As of December 31, 2009, the property and the related assets and liabilities of Rolling Green were sold to an affiliate of the General Partner.  The Partnership collected $170,000 from the sale, which was used to partially repay these outstanding advances.  The remaining $5,000,000 balance of these advances were deemed uncollectible and written off.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from operations to related parties for the three and nine months ended December 31, 2009 and 2008 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Partnership management fees (a)	$128,000	$196,000	$384,000	$614,000
Expense reimbursement (b)	49,421	95,990	125,251	206,911
Local administrative fee (c)	3,125	3,125	9,375	9,375
Total general and administrative-General Partner	180,546	295,115	518,626	830,286
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	98,492	122,095	298,805	328,143
Total general and administrative-related parties	$279,038	$417,210	$817,431	$1,158,429
* Reclassified for comparative purpose.

The General Partner and its affiliates perform services for the Partnership.  The costs incurred from discontinued operations to related parties for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Local administrative fee (c)	$2,500	$8,000	$7,500	$24,000
Property management fees incurred to affiliates of the General Partner (d)	0	45,782	0	133,611
Total general and administrative-General Partner	2,500	53,782	7,500	157,611
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	10,011	104,452	29,927	313,174
Total general and administrative-related parties	$12,511	$158,234	$37,427	$470,785
* Reclassified for comparative purpose.

(a)           The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $6,603,000 and $6,219,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b)           The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement.  Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  Expense reimbursements owed to the General Partner and its affiliates amounting to approximately $991,000 and $963,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.

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
December 31, 2009
(Unaudited)

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

As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$28,690,700	$22,798,394	$39,954,355	$37,186,773

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of its investments.  It is anticipated that this process will continue to take a number of years.  During the nine months ended December 31, 2009, one Local Partnership sold its property and related assets and liabilities.  As of December 31, 2009, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of four Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of December 31, 2009, two Local Partnerships are actively being marketed for sale (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On September 30, 2009, the property and related assets and liabilities of Rolling Green were sold to an affiliate of the General Partner for a sales price of $12,000,000.  The Partnership received $170,000 from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $11,830,000.  The distribution received was used to repay to the Partnership a portion of the funds advanced by it to Rolling Green.  The sale resulted in a gain of approximately $1,098,000 resulting from the write-off of the deficit basis in the property at the date of sale.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $373,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $345,000.

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

On May 6, 2008, the Partnership sold its limited partnership interest in Susquehanna Partners (“Susquehanna”) to an affiliate of the Local General Partner for a sales price of $1.  During the quarter ended March 31, 2008, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $630,000.  The sale resulted in a loss of approximately $49,000, resulting from the write-off of the basis in the Local Partnership of approximately $49,000 at the date of the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the loss of approximately $(1,000) and $(37,000) were recorded during the quarters ended September 30, 2008 and March 31, 2009, resulting in an overall loss of approximately $11,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $41,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

On April 1, 2008, the Partnership sold its limited partnership interest in Landreth Venture (“Landreth”) to the Local General Partner for a sales price of $17,500.  During the year ended March 31, 2009 and 2008, in accordance with ASC 360, the building was deemed impaired and written down to its fair value, resulting in a loss on impairment of approximately $3,000,000 and $730,000, respectively.  The sale resulted in a gain of approximately $10,000, resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $7,000 and the $17,500 cash received from the sale, which was recorded during the quarter ended June 30, 2008.  Adjustments to the gain of approximately $1,000 and $3,009,000 were recorded during the quarter ended September 30, 2008 and March 31, 2009, resulting in an overall gain of approximately $3,020,000.

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

NOTE 5 – Assets Held for Sale

On May 9, 2008, Creative Choice Homes II, Ltd. (“Opa-Locka”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $17,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2009, Opa-Locka had property and equipment, at cost, of approximately $22,812,000, accumulated depreciation of approximately $7,946,000, mortgage debt of approximately $5,420,000, and related party debt of approximately $11,200,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  This agreement expired in April of 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer.  As of December 31, 2009, Homestead II had property and equipment, at cost, of approximately $5,594,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,139,000.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2009 and March 31, 2009, Harbor Court, Homestead II, Rolling Green and Opa-Locka were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31, 2009	March 31, 2009
Assets
Property and equipment – less accumulated depreciation of $10,061,867 and $21,815,503, respectively	$18,407,843	$29,015,203
Cash and cash equivalents	166,162	38,131
Cash held in escrow	2,512,421	3,571,222
Deferred costs, net of accumulated amortization of $607,173 and $868,985, respectively	1,813	237,862
Other assets	148,769	398,927
Total assets	$21,237,008	$33,261,345

Liabilities
Mortgage notes payable	$8,559,688	$19,248,504
Accounts payable	1,294,249	2,685,081
Accrued interest payable	648,809	680,348
Security deposit payable	99,881	140,490
Due to local general partners and affiliates	11,661,692	11,694,945
Due to general partners and affiliates	71,875	489,288
Total liabilities	$22,336,194	$34,938,656

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2009, Rolling Green, which was sold during the nine months ended December 31, 2009, and Homestead II and Opa-Locka, which are classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2008, Christine Apartments, West Diamond, Bateman Hotel, Lancaster, Bethel Villa, Lares, Lajas, Landreth and Susquehanna, which were sold during the nine months ended December 31, 2008, Homestead and Harbor Court, which were sold during the year ended March 31, 2008, Homestead II, Rolling Green and Opa-Locka, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*
Revenues
Rental income	$1,896,260	$2,940,852	$5,702,741	$9,440,030
Other	16,640	226,316	44,067	492,532
Gain on sale of properties	1,098,417	2,900,807	1,049,357	3,139,991
Total revenue	3,011,317	6,067,975	6,796,165	13,072,553
Expenses
General and administrative	456,662	823,179	1,339,539	2,383,920
General and administrative-related parties (Note 2)	12,511	158,234	37,427	470,785
Repairs and maintenance	1,224,036	754,659	1,814,331	1,947,469
Operating and other	208,782	362,484	553,602	1,028,982
Real estate taxes	213,206	267,677	626,433	831,148
Insurance	108,945	206,926	401,693	724,402
Interest	349,866	536,803	1,061,078	1,759,857
Depreciation and amortization	4,844	226,498	14,536	1,267,497
Loss on impairment of fixed assets	0	1,520,000	0	1,520,000
Total expenses	2,578,852	4,856,460	5,848,639	11,934,060
Income from discontinued operations	$432,465	$1,211,515	$947,526	$1,138,493
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	6,456	(470,803)	(959,127)	(1,343,717)
Income (loss) from discontinued operations – Independence Tax Credit Plus L.P.	$438,921	$740,712	$(11,601)	$(205,224)
Income (loss) from discontinued operations – limited partners	$434,531	$733,304	$(11,485)	$(203,172)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Income (loss) from discontinued operations per weighted average BAC	$5.66	$9.55	$(0.15)	$(2.65)
* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2009	2008*
Net cash used in operating activities	$(811,353)	$(344,261)
Net cash provided by investing activities	$11,823,699	$10,421,464
Net cash used in financing activities	$(10,514,912)	$(8,454,711)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
Opa-Locka is in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner has not sent a notice of default with respect to the notes as of September 30, 2009 and will be unable to call the notes until the first and second mortgage notes, which are current, are paid in full.

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

The Partnership’s investment in Opa-Locka at December 31, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was approximately $4,000 and $5,000 at each date.  Opa-Locka’s net loss after noncontrolling interest amounted to approximately $68,000 and $144,000 for December 31, 2009 and 2008, respectively.

In October 2005, Opa-Locka suffered property damage and business interruption due to a severe hurricane.  Opa-Locka contracted to complete repairs and renovations of the buildings damaged for a cost of $7,489,000.  Opa-Locka expects to be reimbursed by insurance proceeds in the amount of approximately $4,420,000.  As of December 31, 2009, $4,000,000 of insurance proceeds has been received by the mortgage company which is acting as administrator and trustee of the funds.  A balance of $6,393,608 remains payable to the construction company as of December 31, 2009 related to the rehabilitation.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  On May 9, 2008, Opa-Locka entered into a purchase and sale agreement to sell its property and related assets and liabilities to an unaffiliated third party purchaser for a sales price, which had exceeded the current carrying value of the building.  This agreement expired in April 2009.  The property is currently being actively marketed for sale and management is seeking a potential buyer (see Note 5).

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $482,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Morrant Bay is negotiating with the General Partner to redeem its interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Morrant Bay at December 31, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(230,000) and $(228,000) at each date.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $169,000 and $192,000 as of December 31, 2009 and 2008, respectively.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $286,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this effort, Boston Bay is negotiating with the General Partner to redeem its interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interest.

The Partnership’s investment in Boston Bay at December 31, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(88,000) and $(87,000), respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $119,000 and $291,000 as of December 31, 2009 and 2008, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
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

d)  Property Management Fees

Property management fees incurred by the subsidiary partnerships amounted to $178,045 and $321,670 and $555,231 and $917,174 for the three and nine months ended December 31, 2009 and 2008, respectively.

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

f)  Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through February 9, 2010, which represent the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  During the nine months ended December 31, 2009, one Local Partnership sold its property and related assets and liabilities.  As of December 31, 2009, the Partnership has sold its limited partnership interest in twelve Local Partnerships, the property and the related assets and liabilities of four Local Partnerships and has transferred the deed to the property and the related assets and liabilities of one Local Partnership.  In addition, as of December 31, 2009, two Local Partnerships are actively being marketed for sale (see Note 5, Item 1).

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  During the nine months ended December 31, 2009 and 2008, distributions from operations of the Local Partnerships amounted to approximately $0 and $65,000, respectively.  In addition, during the nine months ended December 31, 2009 and 2008, distributions from the sales of properties and their related assets and liabilities amounted to approximately $170,000 and $33,000, respectively.  Additionally, during the nine months ended December 31, 2009 and 2008, the Partnership received approximately $0 and $2,578,000 of proceeds from the sale of limited partnership interests.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($197,000) during the nine months ended December 31, 2009, due to net cash provided by operating activities of ($80,000) and proceeds from sale of properties of approximately ($12,000,000), which exceeded a decrease in cash held in escrow relating to investing activities of approximately ($224,000), acquisition of property and equipment of approximately ($114,000), costs paid relating to sale of properties of approximately ($223,000), a decrease in due to local general partners and affiliates relating to financing activities of approximately ($31,000) and repayments of mortgage notes of ($11,289,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($1,067,000) and gain on sale of properties ($1,049,000).

Total expenses from operations for the three and nine months ended December 31, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative–related parties, totaled $1,214,109 and $1,227,187 and $4,086,636 and $4,240,547, respectively.

Accounts payable from operations as of December 31, 2009 and March 31, 2009 totaled $1,112,875 and $1,181,205, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships except as noted in Item 1, Note 7) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, accounts payable from discontinued operations, as of December 31, 2009 and March 31, 2009, totaled $1,294,249 and $2,685,081, respectively.

Accrued interest payable from operations as of December 31, 2009 and March 31, 2009 totaled $11,289,906 and $10,496,943, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.  In addition, accrued interest payable from discontinued operations, as of December 31, 2009 and March 31, 2009, totaled $648,809 and $680,348, respectively.

The working capital reserve at December 31, 2009 was approximately $5,080,000 at the Partnership level.

The Partnership is not expected to have access to additional sources of financing.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,603,000 and $6,219,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2009.

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

As permitted, we chose not to elect the fair value option as prescribed by FASB ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$28,690,700	$22,798,394	$39,954,355	$37,186,773

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of December 31, 2009 (see Note 5 in Item 1).

During the nine months ended December 31, 2009, the Partnership has not recorded any loss on impairment of assets.  Through December 31, 2009, the Partnership has recorded approximately $17,731,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations.

Rental income increased approximately 1% and 3% for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to annual rent increases and decreases in vacancies at several Local Partnerships partially offset by a decrease in occupancy at one Local Partnership.

Other income decreased approximately $33,000 and $40,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in the amount of cash being invested at the Partnership level.

Total expenses, excluding general and administrative-related parties, and depreciation and amortization, remained fairly consistent with a decrease of approximately 1% and 3% for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008.

General and administrative – related party expenses decreased approximately $138,000 and $341,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in partnership management fees and other expense reimbursement allocations at the Partnership level due to sale of properties.

Depreciation and amortization expenses decreased approximately $57,000 and $165,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in property value at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2009.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	Submission of Matters to a Vote of Security Holders. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

	(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

	(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	February 9, 2010			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer