Form 10-K
period 2010-03-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2010-06-24
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K
______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No   ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2009 was $(21,908,000), based on Limited Partner equity (deficit) as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independence Associates GP LLC, a Delaware corporation.  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

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

The Partnership was formed to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnerships”) that own apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”).  The Partnership’s investment in each Local Partnership represents from 88.99% to 98.99% of the Partnership’s interests in the Local Partnership.  The Partnership originally held ownership interests in twenty-eight Local Partnerships.  The Partnership does not intend to acquire additional properties.  As of March 31, 2010, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships, of which all has been paid to the Local Partnerships, as certain benchmarks such as occupancy levels were attained prior to the release of the funds.  As of March 31, 2010, the Partnership has disposed of eighteen of the twenty-eight original Properties.  During the year ended March 31, 2010, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interests in one Local Partnership.  Through March 31, 2010, four Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of March 31, 2010, two Local Partnerships have entered into agreements to sell their property and related assets and liabilities.  See discussion on Sales of Underlying Local Partnerships and Assets Held for Sale below.

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

As of March 31, 2010, the Partnership has not met its investment objective of providing cash distributions from the operations of the Properties. The Partnership does not anticipate providing cash distributions to BACs holders other than distributions of sale or refinancing proceeds upon the disposition of Properties. Furthermore, at this time there can be no assurance that the Partnership will achieve this investment objective.

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

There can be no assurance that the Partnership will achieve its other investment objectives as described above, and it is unlikely that the Partnership will meet its objectives 2 and 3, also as noted above.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2010 and 2009, the Partnership recorded approximately $6,687,000 and $9,706,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2010, the Partnership has recorded approximately $24,418,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 30% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
The Partnership operates in one segment, which is the investment in multi-family residential property.  Financial information about this segment is set forth in Item 8 hereto.

Sales of Underlying Local Partnerships

The Partnership is currently in the process of developing a plan to dispose all of its investments.  It is anticipated that the process will continue to take a number of years.  During the year ended March 31, 2010, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2010, four Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On January 1, 2010, the Partnership sold its limited partnership interest in Creative Choice Homes II, Ltd. (“Opa-Locka”) to an affiliate of the Local General Partner for a sales price of $227,500.  The sale resulted in a loss of approximately $11,524,000 resulting from the write-off of the basis in the Local Partnership of approximately $11,752,000 at the date of the sale and the receipt of $227,500 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $10,574,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On September 30, 2009, the property and related assets and liabilities of Rolling Green were sold to an affiliate of the General Partner for a sales price of $12,000,000.  The Partnership received $170,000 from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $11,830,000.  The distribution received was used to repay to the Partnership a portion of the funds advanced by it to Rolling Green.  The sale resulted in a gain of approximately $1,098,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended December 31, 2009.  An adjustment to the gain of approximately $(15,000) was recorded during the quarter ended March 31, 2010, resulting in an overall gain of approximately $1,083,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $221,000 as a result of the write-off of advances owed by Rolling Green to the Local General Partner.

On January 23, 2009, the Partnership sold its limited partnership interest in Plainsboro Housing Partners, L.P. (“Plainsboro”) to an affiliate of the Local General Partner for a sales price of $1,401,000.  During the quarter ended December 31, 2008, in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $800,000.  The sale resulted in a gain of approximately $153,000 resulting from the write-off of the basis in the Local Partnership of approximately $1,248,000 at the date of the sale and the receipt of $1,401,000 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

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

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $373,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $345,000.

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

Assets Held for Sale

On January 1, 2010, Cloisters Limited Partnership II (“Cloisters”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,800,000.  As of December 31, 2009, Cloisters had property and equipment, at cost, of approximately $795,000 and accumulated depreciation of approximately $120,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  During the quarter ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,607,000.  The sale is contingent upon receiving an allocation of HOME funds, which Homestead II has applied for and expects to receive in July 2010.  As of December 31, 2009, Homestead II had property and equipment, at cost, of approximately $3,987,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,129,000.

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

Item 1A.  Risk Factors.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

As of March 31, 2010, the Partnership held a 98.99% limited partnership interest in nine Local Partnerships and a 88.99% interest in one Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”).  Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15, Schedule III.

Local Partnership Schedule

		% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2010	2009	2008	2007	2006

Harbor Court Limited Partnership	December 1991	(b)	(b)	(b)	100%	100%
Staten Island, NY (40)

Old Public Limited Partnership	December 1991	(d)	(d)	(d)	77%	57%
Lawrenceburg, TN (30)

Lancaster Terrace Limited Partnership	February 1992	(f)	(f)	98%	89%	96%
Salem, OR (104)

655 North Street Limited Partnership	March 1992	96%	90%	93%	96%	96%
Baton Rouge, LA (195)

Landreth Venture	March 1992	(f)	(f)	100%	96%	92%
Philadelphia, PA (47)

Homestead Apartments Associates Ltd.	March 1992	(b)	(b)	(b)	95%	99%
Homestead, FL (123)

Bethel Villa Associates, L.P.	April 1992	(f)	(f)	97%	99%	99%
Wilmington, DE (150)

West Diamond Street Associates	May 1992	(e)	(e)	89%	93%	100%
Philadelphia, PA (28)

Susquehanna Partners	May 1992	(f)	(f)	87%	96%	91%
Philadelphia, PA (47)

Boston Bay Limited Partnership	August 1992	100%	98%	93%	95%	100%
Boston, MA (88)

Morrant Bay Limited Partnership	August 1992	96%	97%	91%	92%	95%
Boston, MA (130)

Hope Bay Limited Partnership	August 1992	100%	100%	98%	98%	100%
Boston, MA (45)

Lares Apartments Limited Partnership	August 1992	(f)	(f)	100%	100%	100%
Lares, PR (102)

Lajas Apartments Limited Partnership	August 1992	(f)	(f)	100%	100%	100%
Lajas, PR (99)

Arlington-Rodeo Properties	August 1992	96%	93%	100%	100%	100%
Los Angeles, CA (29)

Conifer Bateman Associates	August 1992	(f)	(f)	83%	83%	83%
Lowville, NY (24)

Hampden Hall Associates, L.P.	September 1992	(c)	(c)	(c)	96%	84%
St. Louis, MO (75)

Chester Renaissance Associates	September 1992	100%	95%	95%	100%	100%
Chester, PA (20)

Homestead Apts. II LTD.	October 1992	84%	89%	96%	95%	99%
Homestead, FL (112)

P.S. 157 Associates, L.P.	November 1992	(a)	(a)	(a)	(a)	100%
New York, NY (73) (a)

Cloisters Limited Partnership II	November 1992	16%	34%	62%	88%	94%
Philadelphia, PA (65) (g)

Creative Choice Homes II, LTD.	December 1992	(i)	98%	95%	100%	91%
Opa-Locka, FL (328)

Local Partnership Schedule
(continued)

% of Units Occupied at May 1,
Name and Location (Number of Units)	Date Acquired	2010	2009	2008	2007	2006

Milford Crossing Associates L.P.	December 1992	98%	97%	99%	100%	96%
Milford, DE (73)

BX-7F Associates, L.P.	January 1993	(c)	(c)	(c)	98%	98%
Bronx, NY (85)

Los Angeles Limited Partnership	May 1993	98%	99%	100%	99%	100%
Rio Piedras, PR (124)

Christine Apartments, L.P.	June 1993	(f)	(f)	100%	88%	100%
Buffalo, NY (32)

Plainsboro Housing Partners, L.P.	July 1993	(f)	(f)	94%	98%	98%
Plainsboro, NJ (126)

Rolling Green Associates, L.P.	October 1993	(h)	97%	98%	95%	93%
Syracuse, NY (395)

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2007 (see Note 10 in Item 8).

(b)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(d)	The deed to the property and related assets and liabilities was transferred during the fiscal year ended March 31, 2008 (see Note 10 in Item 8).

(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

(f)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2009 (see Note 10 in Item 8).

(g)	See discussion under the heading, “Results of Operations of Certain Local Partnerships” in Item 7.

(h)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).

(i)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).

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

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities.

As of March 31, 2010, the Partnership had issued and outstanding 76,786 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $76,786,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 76,786 BACs to the purchasers thereof for an aggregate purchase price of $76,786,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2010, the Partnership had approximately 4,547 registered holders of an aggregate of 76,786 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. The Partnership has made no distributions to the BACs holders as of March 31, 2010.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 2010, approximately $59,700,000 (not including acquisition fees of approximately $4,500,000) of the net proceeds of the Offering has been invested in Local Partnerships.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  It is anticipated that the process will continue to take a number of years.  During the year ended March 31, 2010, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2010, four Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, two Local Partnerships entered into agreements to sell their property and the related assets and liabilities (see Notes 10 and 11 in Item 8).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment. All gains and losses on sales are included in discontinued operations.

Short-Term

During the year ended March 31, 2010, the Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above have been minimal but will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $0 and $75,000, respectively.  Additionally, during the years ended March 31, 2010 and 2009, the Partnership received approximately $170,000 and $33,000 of distributions from the sale of properties and approximately $228,000 and $3,979,000 in proceeds from the sale of Local Partnerships’ limited partnership interest, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the year ended March 31, 2010, cash and cash equivalents of the Partnership and its consolidated subsidiary partnership decreased approximately $3,672,000.  This decrease is due to net cash used in operating activities ($1,640,000), costs related to sales ($308,000), acquisitions of property and equipment ($824,000), repayments of mortgage notes ($11,454,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($785,000), an increase in deferred costs ($7,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interest ($5,000), which exceeded net proceeds from sales ($10,922,000) and a decrease in cash held in escrow ($428,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities are depreciation and amortization ($1,645,000), loss on sale of properties ($10,490,000) and loss on impairment of properties ($6,687,000).

Total expenses from operations for the years ended March 31, 2010 and 2009, excluding depreciation and amortization, interest, general and administrative-related parties and loss on impairment of property, totaled $5,221,402 and $5,650,721, respectively.

Accounts payable from operations as of March 31, 2010 and 2009 were $1,139,138 and $1,181,205, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $184,224 and $2,685,081 as of March 31, 2010 and 2009, respectively.  Accrued interest payable from operations as of March 31, 2010 and 2009 was $11,600,608 and $10,496,943, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $496,971 and $680,348 as of March 31, 2010 and 2009, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, assuming the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership’s unconsolidated working capital reserve at March 31, 2010 was approximately $1,366,000.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,555,000 and $6,219,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item titled Due to general partners and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2010, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  The General Partner does not anticipate advancing going forward any operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership had fully invested the proceeds of its Offering in twenty eight Local Partnerships, all of which had their Tax Credits fully in place.  As of December 31, 2007, all Credit Periods had expired.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Compliance Periods commenced.

Discontinued Operations
For a discussion of discontinued operations, see Note 14 in Item 8.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of Properties in which the Partnership owns direct interests, see Note 10 in Item 8.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2010 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years
Mortgage notes payable (a)	$19,936,251	$805,172	$3,623,842	$1,883,051	$13,624,186
Long term notes payable (b)	111,548	17,726	46,911	46,911	0
	$20,047,799	$822,898	$3,670,753	$1,929,962	$13,624,186

(a) The mortgage notes are payable in aggregate monthly installments of approximately $109,000, including principal and interest at rates varying from 1% to 8.58% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.
(b)  See Note 8 (B) i in Item 8.  Financial Statements and Supplementary Data.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2010 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$3,129,354	$3,129,354	$0	$0	$0
	$3,129,354	$3,129,354	$0	$0	$0

(a)  The mortgage notes are payable in aggregate monthly installments of approximately $15,000, including principal and interest at rates varying from 5.17% to 9% per annum, through the year 2010.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnerships’ rents and leases, and is without further recourse.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of their carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2010 (see Note 11 in Item 8).

During the years ended March 31, 2010 and 2009, the Partnership recorded approximately $6,687,000 and $9,706,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2010, the Partnership has recorded approximately $24,418,000 as an aggregate loss on impairment of assets.

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

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items (see Note 2f in Item 8).

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

In June 2009, the FASB issued under ASC Topic 860 – Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years, respectively), excluding the results of its discontinued operations which are not reflected in the following discussion.

The Partnership’s results of operations for the 2009 and 2008 Fiscal Years consisted primarily of the results of the Partnership’s investment in Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

The net loss for the 2009 and 2008 Fiscal Years totaled $17,996,417 and $5,815,293, respectively.

2009 vs. 2008

Rental income increased approximately 4% for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to annual rent increases and decreases in vacancies at several Local Partnerships.

Other income decreased approximately $35,000 for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to a decrease in the amount of cash being invested at several Local Partnerships as well as the Partnership level partially offset by increases in tenant charges at one Local Partnership.

Total expenses, excluding general and administrative-related parties, repair and maintenance, and loss on impairment of properties, remained fairly consistent with a decrease of approximately 1% for the 2009 Fiscal Year as compared to the 2008 Fiscal Year.

General and administrative – related party expenses decreased approximately $479,000 for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to a decrease in partnership management fees and other expense reimbursement allocations at the Partnership level due to sale of properties.

Repair and maintenance expenses decreased approximately $283,000 for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to a decrease in building and apartment repairs, and other maintenance repairs at three Local Partnerships, partially offset by an increase in maintenance supplies and repairs, decorating and ground supplies and maintenance repairs at two Local Partnerships.

Loss on impairment of properties amounted to approximately $6,687,000 and $9,706,000 for the 2009 and 2008 Fiscal Years, respectively.  See Note 4 in Item 8 for detailed discussion on impairments.

Results of Operations of Certain Local Partnerships

a)	Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
The Partnership sold its limited partnership interest in Opa-Locka on January 1, 2010 (see Note 10 in Item 8).  Prior thereto, the financial statements for Opa-Locka were prepared assuming that Opa-Locka would continue as a going concern.  Opa-Locka was in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner had not sent a notice of default with respect to the notes as of the year ended March 31, 2010 and would have been unable to call the notes until the first and second mortgage notes were paid in full.  In addition, the current liabilities exceeded the current assets by approximately $8,700,000.  These conditions raised substantial doubt about Opa-Locka’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Opa-Locka had been unable to continue as a going concern.

The Partnership’s investment in Opa-Locka at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was $0 and $5,000 at each date.  Opa-Locka’s net income after noncontrolling interest amounted to approximately $554,000 and $487,000 for the 2009 and 2008 Fiscal Years.

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $773,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Morrant Bay is negotiating with the General Partner to redeem the Partnership’s interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interests.

The Partnership’s investment in Morrant Bay at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(231,000) and $(228,000) for the 2009 and 2008 Fiscal Years, respectively.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $288,000 and $474,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $299,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Boston Bay is negotiating with the General Partner to redeem the Partnership’s interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interests.

The Partnership’s investment in Boston Bay at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(89,000) and $(87,000) for the 2009 and 2008 Fiscal Years, respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $187,000 and $342,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Partnership does not have any other market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2010 and 2009	39

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2010 and 2009	41

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	42

	Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for eleven (2009 Fiscal Year) and nineteen (2008 Fiscal Year) subsidiary partnerships whose losses aggregated $3,429,180 and $11,647,146 for the 2009 and 2008 Fiscal Years, respectively, and whose assets constituted 83% and 91% of the Partnership’s assets at both March 31, 2010 and 2009, respectively, presented in the accompanying consolidated financial statements.  The financial statements for ten (2009 Fiscal Year) and seventeen (2008 Fiscal Year) of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships is based solely upon the reports of the other auditors.  The financial statements for one (2009 Fiscal Year) and two (2008 Fiscal Year) of these subsidiary partnerships were unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. and Subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13(b), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $10,504,227 (2009 Fiscal Year) and $551,341 (2008 Fiscal Year) and their assets aggregated $6,189,416 and $23,400,218 at March 31, 2010 and 2009, respectively.  Management’s plan in regard to this matter is also described in Note 13(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 2010

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

/s/ Mack, Roberts & Co., L.L.C.
Portland, Oregon

February 2, 2009

[Letterhead of Pailet, Meunier and LeBlanc, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
655 NORTH STREET LIMITED PARTNERSHIP
New Orleans, Louisiana

We have audited the accompanying balance sheets of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2009 and 2008, and the related statements of income, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 655 North Street Limited Partnership, HUD Project No. 064-44801, as of December 31, 2009 and 2008 and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 2010, on our consideration of 655 North Street Limited Partnership's internal control, and reports dated February 4, 2010, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Pailet, Meunier & LeBlanc, L.L.P.
Metairie, Louisiana
February 4, 2010

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
June 24, 2009

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Boston Bay Limited Partnership as of December 31, 2009 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Bay Limited Partnership as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 24, 2010

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
Boston, Massachusetts
January 22, 2009

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Morrant Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Morrant Bay Limited Partnership as of December 31, 2009 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrant Bay Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 24, 2010

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
Boston, Massachusetts
January 23, 2009

[Letterhead of Ercolini & Company LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Hope Bay Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Hope Bay Limited Partnership as of December 31, 2009 and the related statement of operations, partners' deficiency, and cash flow for the year ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hope Bay Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ercolini & Company LLP
Boston, Massachusetts
February 24, 2010

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

[Letterhead of Kim & Lee]

To the Partners
Arlington - Rodeo Properties
(California Limited Partnership)

We have audited the accompanying balance sheet of Arlington-Rodeo Properties (A California Limited Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arlington-Rodeo Properties as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Kim & Lee
Los Angeles, California
March 1, 2010

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Chester Renaissance Associates

We have audited the accompanying balance sheets of Chester Renaissance Associates as of December 31, 2009 and 2008, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chester Renaissance Associates as of December 31, 2009, and 2008, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 23, 2010, on our consideration of Chester Renaissance Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2009 supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

Lead Auditor:  Michael A. Cumming, CPA
Email Address:  mike.cumming@reznickgroup.com

[Letterhead of Reznick Group, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Cloisters Limited Partnership II

We have audited the accompanying balance sheet of Cloisters Limited Partnership II as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Limited Partnership II as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 24, 2010

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

[Letterhead of Friedman LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Milford Crossing Associates, L.P.

We have audited the accompanying balance sheets of Milford Crossing Associates, L.P. as of December 31, 2009 and 2008, and the related statements of operations, partners’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2009. Milford Crossing Associates, L.P.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milford Crossing Associates, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Milford Crossing Associates, L.P. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Friedman LLP
Marlton, New Jersey

January 31, 2010

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
Certified Public Accountants
Marlton, New Jersey

January 21, 2009

[Letterhead of Amílcar Torres Rivera, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS ANGELES LIMITED PARTNERSHIP

I have audited the accompanying balance sheets of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2009 and 2008, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS ANGELES LIMITED PARTNERSHIP as of December 31, 2009 and 2008, and the results of its operations, changes in partners' equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Amílcar Torres Rivera, CPA
License 1876
Expires December 1, 2010

San Juan, Puerto Rico
February 8, 2010

Stamp #2438386 of the
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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

[Letterhead of Koch Group & Company, LLP]

INDEPENDENT AUDITOR’S REPORT

To the Partners
Rolling Green Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheet of Rolling Green Associates, L.P. (a limited partnership) as of September 30, 2009, and the related statements of operations, changes in partners' equity (deficiency), and cash flows for the period January 1, 2009 through September 30, 2009 (date of sale). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Green Associates, L.P. (a limited partnership) as September 30, 2009, and the results of its operations, changes in its partners' equity (deficiency) and its cash flows for the period January 1, 2009 through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 9 to 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Koch Group & Company, LLP
New York, New York
June 21, 2010

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

/s/ Koch Group & Company, LLP
New York, New York
February 12, 2009

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2010	2009

Operating Assets
Property and equipment, at cost, less accumulated depreciation (Notes 2, 4, 7 and 10)	$15,647,943	$22,693,155
Cash and cash equivalents (Notes 2, 3 and 13)	1,601,240	5,253,902
Cash held in escrow (Notes 3 and 5)	2,178,742	2,005,856
Deferred costs, less accumulated amortization (Notes 2 and 6)	187,494	199,544
Other assets	721,872	792,384
Total operating assets	20,337,291	30,944,841
Assets from discontinued operations (Note 14)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	2,606,404	29,015,203
Net assets held for sale	167,215	4,246,142
Total assets from discontinued operations	2,773,619	33,261,345
Total assets	$23,110,910	$64,206,186

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Operating Liabilities
Mortgage notes payable (Notes 3 and 7)	$19,936,251	$20,705,851
Accounts payable	1,139,138	1,181,205
Accrued interest payable	11,600,608	10,496,943
Security deposits payable	154,305	169,564
Due to local general partners and affiliates (Note 8)	705,651	745,843
Due to general partners and affiliates (Note 8)	4,797,738	9,756,202
Total operating liabilities	38,333,691	43,055,608
Liabilities from discontinued operations (Note 14)
Mortgage notes payable of assets held for sale (Note 7)	3,129,354	19,248,504
Net liabilities held for sale	1,333,122	15,690,152
Total liabilities from discontinued operations	4,462,476	34,938,656
Total liabilities	42,796,167	77,994,264
Commitments and contingencies (Notes 7, 8 and 13)
Partners’ (deficit) capital
Limited partners (76,786 BACs issued and outstanding)	(28,251,234)	(20,269,539)
General partners	4,352,232	2,924,584
Independence Tax Credit Plus L.P. total	(23,899,002)	(17,344,955)
Noncontrolling interests	4,213,745	3,556,877
Total partners’ (deficit) capital	(19,685,257)	(13,788,078)
Total liabilities and partners’ (deficit) capital	$23,110,910	$64,206,186

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009*
Revenues
Rental income	$6,900,266	$6,638,557
Other income (Notes 1 and 13)	106,699	142,068
Total revenues	7,006,965	6,780,625
Expenses
General and administrative	1,337,019	1,414,399
General and administrative-related parties (Note 8)	907,460	1,386,315
Repairs and maintenance	1,800,306	2,083,031
Operating	1,191,330	1,291,824
Taxes	513,241	473,516
Insurance	379,506	387,951
Financial, principally interest	1,489,942	1,459,593
Depreciation and amortization	1,405,765	1,385,377
Loss on impairment of properties	5,080,000	0
Total expenses from operations	14,104,569	9,882,006
Loss from operations	(7,097,604)	(3,101,381)
Loss from discontinued operations (Note 14)	(10,898,813)	(2,713,912)
Net loss	(17,996,417)	(5,815,293)
Net loss attributable to noncontrolling interests from operations	64,964	4,503
Net loss attributable to noncontrolling interests from discontinued operations	9,869,135	916,441
Net loss attributable to noncontrolling interests	9,934,099	920,944
Net loss attributable to Independence Tax Credit Plus L.P.	$(8,062,318)	$(4,894,349)
Loss from operations – limited partners	$(6,962,314)	$(3,065,909)
Loss from discontinued operations (including (loss) gain on sale of properties) – limited partners	(1,019,381)	(1,779,496)
Net loss – limited partners	$(7,981,695)	$(4,845,405)
Number of BACs outstanding	76,786	76,786
Loss from operations per weighted average BAC	$(90.67)	$(39.93)
Loss from discontinued operations per weighted average BAC	(13.28)	(23.17)
Net loss per weighted average BAC	$(103.95)	$(63.10)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partner’s capital (deficit) – April 1, 2008	$(11,971,902)	$(15,424,134)	$(837,446)	$4,289,678
Net loss	(5,815,293)	(4,845,405)	(48,944)	(920,944)
Contribution – write off of related party debt	511,127	0	59,450	451,677
Contribution – write off of partnership management fees related to sold properties	3,751,524	0	3,751,524	0
Distributions	(263,534)	0	0	(263,534)
Partner’s capital (deficit) – March 31, 2009	(13,788,078)	(20,269,539)	2,924,584	3,556,877
Net loss	(17,996,417)	(7,981,695)	(80,623)	(9,934,099)
Contribution – write-off of related party debt	10,795,392	0	0	10,795,392
Contribution – write-off of partnership management fees related to sold properties	1,508,271	0	1,508,271	0
Distributions	(204,425)	0	0	(204,425)
Partner’s capital (deficit) – March 31, 2010	$(19,685,257)	$(28,251,234)	$4,352,232	$4,213,745

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2010	2009*

Cash flows from operating activities:
Net loss	$(17,996,417)	$(5,815,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on sale	10,489,922	(7,494,728)
Depreciation and amortization	1,645,430	3,180,992
Loss on impairment of properties	6,687,000	9,706,033
(Increase) decrease in assets:
Cash held in escrow	1,194,691	2,688,444
Other assets	(774,051)	(65,510)
Increase (decrease) in liabilities:
Accounts payable	(209,569)	98,672
Accrued interest payable	1,024,549	407,777
Security deposit payable	(43,985)	(22,241)
Due to local general partners and affiliates	193,980	(819,536)
Due to general partner and affiliates	(3,851,981)	(336,084)
Total adjustments	16,355,986	7,343,819
Net cash (used in) provided by operating activities	(1,640,431)	1,528,526

Cash flows from investing activities:
Proceeds from sales	10,922,000	9,605,431
Cost related to sales	(307,918)	(53,194)
Acquisition of property and equipment	(823,743)	(1,414,288)
Decrease (increase) in cash held in escrow	427,898	(2,942,866)
(Decrease) increase in due to local general partners and affiliates	(765,532)	1,504,855
Net cash provided by investing activities	9,452,705	6,699,938

Cash flows from financing activities:
Increase in deferred costs	(6,582)	0
Repayments of mortgage notes	(11,453,552)	(7,497,888)
(Decrease) increase in due to local general partners and affiliates	(19,102)	411,137
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interest	(5,025)	(263,533)
Net cash used in financing activities	(11,484,261)	(7,350,284)

Net (decrease) increase in cash and cash equivalents	(3,671,987)	878,180

Cash and cash equivalents at beginning of year	5,292,033	4,413,853

Cash and cash equivalents at end of year**	$1,620,046	$5,292,033

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,557,713	$2,753,554

*    Reclassified for comparative purposes.
**  Cash and cash equivalents, end of year, for the years ended March 31, 2010 and 2009, includes cash and cash equivalents from discontinued operations of $18,806 and $38,131, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2010	2009

Summarized below are the components of the gain on sale of investments and properties:
Proceeds from sale of investments and properties – net	$(10,614,082)	$(9,552,237)
Decrease in property and equipment, net of accumulated depreciation	26,195,736	21,922,479
Decrease in cash held in escrow	1,679,214	4,846,860
Decrease in prepaid expenses and other assets	1,196,142	443,570
Decrease in deferred costs	1,555	336,369
Decrease in mortgage notes payable	(5,435,198)	(23,358,373)
Decrease in accounts payable and other liabilities	(2,333,356)	(438,576)
Decrease in accrued interest payable	(104,261)	(1,079,733)
Decrease in security deposits payable	(40,107)	(350,230)
(Decrease) increase in due to general partners and affiliates	(32,500)	599,991
Decrease in due to local general partners and affiliate	(10,619,213)	(1,375,975)
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interest	10,595,992	451,677
Contribution from write-off of related party debt	0	59,450
Supplemental disclosures of non-cash investing and financing activities:
Contribution from write-off of partnership management fees related to sold properties	$1,508,271	$3,751,524

*	Reclassified for comparative purposes.
**	Cash and cash equivalents, end of year, for the years ended March 31, 2010 and 2009, includes cash and cash equivalents from discontinued operations of $18,806 and $38,131, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – General

Independence Tax Credit Plus L.P. (the “Partnership”), a Delaware limited partnership, was organized on November 7, 1990, but had no activity until May 31, 1991 (which date is considered to be inception for financial accounting purposes) and commenced its public offering on July 1, 1991.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”).  The general partner of the General Partner is Independence Associates GP LLC., a Delaware corporation.  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

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

The Partnership is currently in the process of developing a plan to dispose all of its investments.  As of March 31, 2010, the Partnership has disposed of eighteen of the twenty-eight original Properties.  During the year ended March 31, 2010, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2010, four Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership (see Note 10).  In addition, as of March 31, 2010, two Local Partnerships entered into agreements to sell their property and the related assets and liabilities (see Note 11).

The Partnership was authorized to issue a total of 200,000 BACs which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 2010, the Partnership had raised a total of $76,786,000 representing 76,786 BACs and no further issuance of BACs is anticipated.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

NOTE 2 – Summary of Significant Accounting Policies

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and thirteen (2009 Fiscal Year) and twenty four (2008 Fiscal Year) subsidiary partnerships in which the Partnership is a limited partner.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, losses attributable to noncontrolling interests amounted to approximately $9,934,000 for the year ended March 31, 2010.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $27,000 for the year ended March 31, 2009.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of March 31, 2010 (see Note 11).

During the year ended March 31, 2010 and 2009, the Partnership recorded approximately $6,687,000 and $9,706,000, respectively, as an aggregate loss on impairment of assets.  Through March 31, 2010, the Partnership has recorded approximately $24,418,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

e)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for position taken on returns filed for open tax years.  As of and during the year ended March 31, 2010, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2010, the tax year that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2006 forward.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2010	2009*

Interest	$24,870	$82,893
Other	81,829	59,175

Total other revenue	$106,699	$142,068

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Other revenues from discontinued operations from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2010	2009*

Interest	$10,330	$86,925
Grant revenue (i)	1,200,936	690,125
Other	97,598	166,071
Total other revenue	$1,308,864	$943,121
* Reclassified for comparative purposes.

(i)  Opa-Locka received a Housing Development Grant (“HDG”) through Miami-Dade County for a total of $1,891,061.  $1,391,000 of the funds were to be provided by FEMA, and $500,000 by Miami-Dade County as the project was completed.  The funds were to be used to modify the site to help mitigate future damage from possible floods mostly due to hurricanes.  Completion of the project occurred during 2009.  During the years ended December 31, 2009 and 2008, the property recognized as income $1,200,936 and $690,125, respectively, of the funds in connection with the grant.  In total, Opa-Locka has received $841,625 of the funds from FEMA leaving a balance due of $1,049,436.  As of December 31, 2009, Opa-Locka had capitalized and placed in service $1,891,061 related to these improvements.

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
MARCH 31, 2010

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

In June 2009, the FASB issued under ASC Topic 860 – Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

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

	At March 31, 2010		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$23,065,605	$19,275,709	$39,954,355	$37,186,773

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4 – Property and Equipment

The components of property and equipment from operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2010	2009

Land	$2,434,199	$2,470,944	-
Building and improvements	35,182,541	40,984,897	15-40
Furniture and fixtures	1,598,432	1,552,462	3-10
	39,215,172	45,008,303

Less: Accumulated depreciation	(23,567,229)	(22,315,148)

	$15,647,943	$22,693,155

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

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $1,393,715 and $1,372,412, respectively.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated Useful Lives (Years)

	2010	2009

Land	$377,296	$1,097,362	-
Building and improvements	4,278,327	48,908,038	15-40
Furniture and fixtures	189,667	825,306	3-10
	4,845,290	50,830,706

Less: Accumulated depreciation	(2,238,886)	(21,815,503)

	$2,606,404	$29,015,203

Depreciation expense for the discontinued property and equipment for the years ended March 31, 2010 and 2009 amounted to $1,304 and $1,734,313, respectively.

During the years ended March 31, 2010 and 2009, there were write-offs of accumulated depreciation in the amounts of $19,719,554 and $24,461,998, which were related to the discontinued assets.

Impairment of Properties

During the year ended March 31, 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair values which resulted in $6,687,000 of losses on impairment in the current year.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Impairments recorded for the year ended March 31, 2010 were as follows:

Arlington-Rodeo Properties	$2,666,000
Chester Renaissance Associates	1,104,000
Milford Crossings Associates	1,310,000
$5,080,000

Impairments recorded relating to discontinued operations for the year ended March 31, 2010 were as follows:

Homestead Apartments II Ltd.	$1,607,000

Impairments recorded relating to discontinued operations for the year ended March 31, 2009 were as follows:

Landreth Venture	$2,999,000
Bethel Villa Associates	720,000
Plainsboro Housing Partners L.P.	800,000
Cloisters L.P. II	5,187,000
$9,706,000

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2010	2009

Real estate taxes, insurance and other	$424,071	$434,600
Reserve for replacements	1,595,138	1,398,684
Tenant security deposits	159,533	172,572

	$2,178,742	$2,005,856

Cash held in escrow included in the discontinued assets consists of the following:

	March 31,
	2010	2009

Real estate taxes, insurance and other	$24,873	$2,214,019
Reserve for replacements	0	1,126,310
Tenant security deposits	71,660	230,893

	$96,533	$3,571,222

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization from operations are as follows:

	March 31,
	2010	2009	Period

Financing expenses	$469,039	$469,039	*
Less: Accumulated amortization	(281,545)	(269,495)

	$187,494	$199,544

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Amortization expense from operations for the years ended March 31, 2010 and 2009 amounted to $12,050 and $12,965, respectively.

The discontinued assets components of deferred costs and their periods of amortization are as follows:

	March 31,
	2010	2009	Period

Financing expenses	$94,797	$1,106,847	*
Less: Accumulated amortization	(90,269)	(868,985)

	$4,528	$237,862

* Over the life of the respective mortgages.

Amortization expense from discontinued operations for the years ended March 31, 2010 and 2009 amounted to $238,361 and $61,301, respectively.

During the years ended March 31, 2010 and 2009, there were write-offs of deferred costs of $1,018,632 and $1,289,092 and accumulated amortization of $1,017,077 and $952,723, respectively, which were related to discontinued assets.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $109,000, including principal and interest at rates varying from 1% to 7.9% per annum, through the year 2048. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

Certain mortgage notes with balances aggregating $4,380,000 and $4,560,000 at December 31, 2009 and 2008, respectively, which bear interest at rates ranging from 2.0% to 5.4% per annum, were eligible for interest rate subsidies. Accordingly, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% and the balance was subsidized under Sections 236 and 551(b) of the National Housing Act.

Annual principal payment requirements on the mortgage notes from operations, as of March 31, 2010, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2010	$805,172
2011	854,865
2012	2,768,977
2013	1,510,065
2014	372,986
Thereafter	13,624,186

$19,936,251

Accrued interest payable as of March 31, 2010 and 2009 was approximately $11,601,000 and $10,497,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements from operations require monthly deposits to replacement reserves of approximately $37,000 and monthly deposits to escrow accounts for real estate taxes, hazard and mortgage insurance and other (Note 5).

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $15,000, including principal and interest at rates varying from 5.17% to 9% per annum, through the year 2010.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership’s rents and leases, and is without further recourse.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Annual principal payment requirements on the mortgage notes from discontinued operations, as of March 31, 2010, for each of the next five fiscal years and thereafter, are as follows:

Fiscal Year	Amount

2010	$3,129,354
2011	0
2012	0
2013	0
2014	0
Thereafter	0

$3,129,354

Accrued interest payable from discontinued operations as of March 31, 2010 and 2009 was approximately $497,000 and $680,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

NOTE 8 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A) Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership. The costs incurred from operations for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009	*

Partnership management fees (i)	$336,000	$742,000
Expense reimbursement (ii)	166,059	244,875
Local administrative fee (iii)	10,000	10,000
Total general and administrative – General Partner	512,059	996,875
Property management fees incurred to affiliates of the Local General Partners	395,401	389,440
Total general and administrative – related parties	$907,460	$1,386,315

The General Partner and its affiliates perform services for the Partnership.  The cost incurred from discontinued operations for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009	*

Local administrative fee (iii)	$12,500	$27,117
Total general and administrative-General Partners	12,500	27,117
Property management fees incurred to affiliates of the Local General Partners	55,439	324,822
Total general and administrative-related parties	$67,939	$351,939
* Reclassified for comparative purposes.

(i)
The General Partner is entitled to receive a partnership management fee, after payment of all partnership expenses, which together with the local annual administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  During the year ended March 31, 2010, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Partnership management fees owed to the General Partner amounting to approximately $4,555,000 and $6,219,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item Due to general partners and affiliates on the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such the General Partner cannot demand payment of the deferred fees except as noted above.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

(ii)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.  Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $41,000 and $963,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.

(iii)
Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.  As of March 31, 2010 and 2009, the subsidiary partnerships owed approximately $154,000 and $256,000, respectively, of these fees to Independence SLP L.P.  These fees also have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2010, the Partnership owed $80,000 to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  As of March 31, 2009, the Partnership owed an affiliate of the General Partner approximately $2,441,000 for operating advances.  These advances were non-interest bearing and had no set repayment terms. The Partnership advanced these monies to one Local Partnership to fund its operations.  These advances were repaid to the affiliate during the year ended March 31, 2010.

As of March 31, 2010 and  2009, 655 North Street L.P. owed an affiliate of the General Partner approximately $23,000 and $26,000, respectively, for advances under the Mark-to-Market program. In addition, as of March 31, 2009, Rolling Green owed an affiliate of the General Partner approximately $341,000 for operating advances.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	March 31,
	2010	2009

Operating advances	$237,183	$165,038
Development fee payable	163,223	163,223
Long-term notes payable (i)	111,548	129,274
Accrued interest on long-term notes payable	7,718	9,094
Management and other fees	185,979	279,214
	$705,651	$745,843

(i) Long-term notes payable consist of the following:
655 North Street L.P. In December 2003, 655 North Street was refinanced as part of the mark-to-market program and the owner was required to make an additional investment. This capital recovery payment is payable over ten years with interest accruing at 7.5% per annum.	$111,548	$129,274

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	March 31,
	2010	2009

Operating deficit advances	$0	$1,204,533
Operating advances	496,961	245,311
Development fee payable	0	1,120,234
Long-term notes payable (ii)	0	979,770
Accrued interest on long-term notes payable	0	1,449,870
Management and other fees	28,309	301,619
Construction costs	0	6,393,608
	$525,270	$11,694,945

(ii) Long-term notes payable included in the discontinued liabilities consist of the following:
Creative Choice Homes II, LTD.	$0	$979,770
The first note bears interest at 7% payable monthly.  Principal on the loan was due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2009 amounted to $479,770, and thus, this note is technically in default.  The second note bears interest at 12% payable monthly.  Principal on the loan was due and payable in full on December 31, 2009.  No payments were made during the current year on this note.  Delinquent principal payments as of December 31, 2009 amounted to $500,000, and thus, this note is technically in default.  On January 1, 2010, the Partnership sold its limited partnership interest in Opa-Locka (see Note 10).

C)  Other

Pursuant to the Partnership Agreement and the partnership agreements of the Local Partnerships, the General Partner and Independence SLP L.P. received their pro rata share of profits, losses and tax credits.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 – Taxable Net Loss

Our adoption of FASB Interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2010.

A reconciliation of the financial statements net loss to the taxable net loss for the Partnership and its consolidated subsidiaries follows:

	2009	2008

Financial statement net loss	$(8,062,318)	$(4,894,349)
Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated cost recovery system utilized for income tax purposes	(1,106,204)	(900,088)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	330,258	(75,487)
Tax exempt interest income	(28,237)	(75,941)
Non-deductible loss on impairment of property	6,687,000	9,706,034
Difference resulting from forgiveness of related-party debt considered a General Partner contribution for financial purposes and income for tax purposes.	1,508,271	3,177,916
Difference between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	16,083,681	(5,888,036)
Other, including related party accruals not deductible until paid	(10,384,124)	(1,333,576)
Taxable net income (loss) as shown on the income tax return for the calendar year ended	$5,028,327	$(283,527)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACsholders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACsholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its partnership agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2010, the tax basis net assets exceeded the financial statement net assets by approximately $2,900,000 due to depreciation differences, impairments and related party advances.

NOTE 10 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose all of its investments.  It is anticipated that the process will continue to take a number of years.  During the year ended March 31, 2010, one Local Partnership sold its property and the related assets and liabilities and the Partnership sold its limited partnership interest in one Local Partnership.  Through March 31, 2010, four Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership has transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, two Local Partnerships have entered into agreements to sell their property and the related assets and liabilities.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On January 1, 2010, the Partnership sold its limited partnership interest in Creative Choice Homes II, Ltd. (“Opa-Locka”) to an affiliate of the Local General Partner for a sales price of $227,500.  The sale resulted in a loss of approximately $11,524,000 resulting from the write-off of the basis in the Local Partnership of approximately $11,752,000 at the date of the sale and the receipt of $227,500 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $10,574,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On September 30, 2009, the property and related assets and liabilities of Rolling Green were sold to an affiliate of the General Partner for a sales price of $12,000,000.  The Partnership received $170,000 from this sale after the repayment of the mortgages, other liabilities and closing costs of approximately $11,830,000.  The distribution received was used to repay to the Partnership a portion of the funds advanced by it to Rolling Green.  The sale resulted in a gain of approximately $1,098,000 resulting from the write-off of the deficit basis in the property at the date of sale, which was recorded during the quarter ended December 31, 2009.  An adjustment to the gain of approximately $(15,000) was recorded during the quarter ended March 31, 2010, resulting in an overall gain of approximately $1,083,000.  The sale also resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $221,000 as a result of the write-off of advances owed by Rolling Green to the Local General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

On January 23, 2009, the Partnership sold its limited partnership interest in Plainsboro Housing Partners, L.P. (“Plainsboro”) to an affiliate of the Local General Partner for a sales price of $1,401,000.  During the quarter ended December 31, 2008, in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), the Partnership deemed the building impaired and wrote it down to its fair value, resulting in a loss on impairment of $800,000.  The sale resulted in a gain of approximately $153,000 resulting from the write-off of the basis in the Local Partnership of approximately $1,248,000 at the date of the sale and the receipt of $1,401,000 in cash from the sale.  The sale also resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of write-off of the fees owed by the Local Partnership to an affiliate of the General Partner.

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

On October 17, 2008, the Partnership sold its limited partnership interest in Bethel Villa Associates, L.P. (“Bethel Villa”) to the Local General Partner for a sales price of $750,000.  During the quarters ended March 31, 2008 and December 31, 2008, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $5,000,000 and $720,000, respectively. The sale resulted in a loss of approximately $28,000 resulting from the write-off of the basis in the Local Partnership of approximately $778,000 at the date of the sale and the receipt of $750,000 in cash from the sale, which was recorded during the quarter ended December 31, 2008. An adjustment to the loss of approximately $373,000 was recorded during the quarter ended March 31, 2009, resulting in an overall gain of approximately $345,000.

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
MARCH 31, 2010

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

NOTE 11 – Assets Held for Sale

On January 1, 2010, Cloisters Limited Partnership II (“Cloisters”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $1,800,000.  As of December 31, 2009, Cloisters had property and equipment, at cost, of approximately $795,000 and accumulated depreciation of approximately $120,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  During the quarter ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,607,000.  The sale is contingent upon receiving an allocation of HOME funds, which Homestead II has applied for and expects to receive in July 2010.  As of December 31, 2009, Homestead II had property and equipment, at cost, of approximately $3,987,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,129,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2010 and 2009.

	Quarter Ended
OPERATIONS	June 30, 2009*	September 30, 2009*	December 31, 2009*	March 31, 2010

Revenues	$1,766,188	$1,773,653	$1,768,518	$1,698,606
Operating expenses	(2,426,302)	(2,263,427)	(2,129,135)	(7,285,705)
Loss from operations	(660,114)	(489,774)	(360,617)	(5,587,099)
Income (loss) from discontinued operations	62,315	382,569	407,613	(11,751,310)
Net (loss) income	(597,799)	(107,205)	46,996	(17,338,409)
Net loss attributable to noncontrolling interests from operations	4,852	2,639	1,413	56,060
Net (income) loss attributable to noncontrolling interests from discontinued operations	$(197,555)	$(760,374)	$9,156	$10,817,908
Net (loss) income attributable to Independence Tax Credit Plus L.P.	$(790,502)	$(864,940)	$57,565	$(6,464,441)
Net (loss) income – limited partnership	$(782,597)	$(856,291)	$56,989	$(6,399,796)
Loss per weighted average BAC from operations	$(8.45)	$(6.28)	$(4.63)	$(71.31)
(Loss) income per weighted average BAC from discontinued operation	(1.74)	(4.87)	5.37	(12.04)
Net (loss) income per weighted average BAC	$(10.19)	$(11.15)	$0.74	$(83.35)

	Quarter Ended
OPERATIONS	June 30, 2008*	September 30, 2008*	December 31, 2008*	March 31, 2009*

Revenues	$1,674,173	$1,689,920	$1,757,358	$1,659,174
Operating expenses	(2,558,247)	(2,433,729)	(2,253,585)	(2,636,445)
Loss from operations	(884,074)	(743,809)	(496,227)	(977,271)
(Loss) income from discontinued operations	(440,343)	223,905	1,117,336	(3,614,810)
Net (loss) income	(1,324,417)	(519,904)	621,109	(4,592,081)
Net loss attributable to noncontrolling interests from operations	570	936	431	2,566
Net (income) loss attributable to noncontrolling interest from discontinued operations	$(864,019)	$6,809	$(460,479)	$2,234,130
Net (loss) income attributable to Independence Tax Credit Plus L.P.	$(2,187,866)	$(512,159)	$161,061	$(2,355,385)
Net (loss) income – limited partnership	$(2,165,987)	$(507,038)	$159,450	$(2,331,830)
Loss per weighted average BAC from operations	$(11.39)	$(9.58)	$(6.39)	$(12.57)
(Loss) income per weighted average BAC from discontinued operation	(16.82)	2.98	8.47	(17.80)
Net (loss) income per weighted average BAC	$(28.21)	$(6.60)	$2.08	$(30.37)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13 – Commitments and Contingencies

a)	Going Concern Consideration

At March 31, 2010, the Partnership’s liabilities exceeded assets by $19,685,257 and for the 2009 year incurred a net loss of $17,996,417, including loss on sale of properties of $10,489,922 and loss on impairment of properties of $6,687,000.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $4,555,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $1,508,000 of such management fees.

All of the mortgage payable balance of $23,065,605 and the accrued interest payable balance of $12,097,579 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $1,366,000 at March 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $170,000 for the year ended March 31, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Creative Choice Homes II L.P. (“Opa-Locka”)
The Partnership sold its limited partnership interest in Opa-Locka on January 1, 2010 (see Note 10 in Item 8).  Prior thereto, the financial statements for Opa-Locka were prepared assuming that Opa-Locka would continue as a going concern.  Opa-Locka was in default on its third and fourth mortgage notes, which were incurred to affiliates of the Local General Partner.  The Local General Partner had not sent a notice of default with respect to the notes as of the year ended March 31, 2010 and would have been unable to call the notes until the first and second mortgage notes were paid in full.  In addition, the current liabilities exceeded the current assets by approximately $8,700,000.  These conditions raised substantial doubt about Opa-Locka’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Opa-Locka had been unable to continue as a going concern.

The Partnership’s investment in Opa-Locka at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was $0 and $5,000 at each date.  Opa-Locka’s net income after noncontrolling interest amounted to approximately $554,000 and $487,000 for the 2009 and 2008 Fiscal Years.

Morrant Bay Limited Partnership (“Morrant Bay”)
The financial statements for Morrant Bay have been prepared assuming that Morrant Bay will continue as a going concern.  Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $773,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Morrant Bay is negotiating with the General Partner to redeem the Partnership’s interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interests.

The Partnership’s investment in Morrant Bay at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(231,000) and $(228,000) for the 2009 and 2008 Fiscal Years, respectively.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $288,000 and $474,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
The financial statements for Boston Bay have been prepared assuming that Boston Bay will continue as a going concern.  Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At December 31, 2009, current liabilities exceed current assets by approximately $299,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Boston Bay is negotiating with the General Partner to redeem the Partnership’s interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the limited partnership’s interests.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Partnership’s investment in Boston Bay at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(89,000) and $(87,000) for the 2009 and 2008 Fiscal Years, respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $187,000 and $342,000 for the 2009 and 2008 Fiscal Years.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2010, uninsured cash and cash equivalents approximated $1,116,000.

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

e)  Tax Credits

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 30% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced.  As of December 31, 2007, all Credit Periods expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Credit Periods commenced.

f)  Property Management Fees

Property management fees incurred by the subsidiary partnerships amounted to $686,957 and $1,035,476 for the years ended March 31, 2010 and 2009, respectively.  Of these fees, $450,840 and $714,262 were incurred to affiliates of the general partners of the Local Partnerships (the “Local General Partners”) which includes $55,439 and $324,882 of fees relating to discontinued operations.

g)  Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through June 24, 2010, which represent the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period, which require recognition or disclosure in the financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 14 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2010, Homestead II, Rolling Green, Opa-Locka and Cloisters were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2009, Homestead II, Rolling Green and Opa-Locka were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,
	2009	2008

Assets
Property and equipment – less accumulated depreciation of $2,238,886 and $21,815,503, respectively	$2,606,404	$29,015,203
Cash and cash equivalents	18,806	38,131
Cash held in escrow	96,533	3,571,222
Deferred costs, net of accumulated amortization of $90,269 and $868,985, respectively	4,528	237,862
Other assets	47,348	398,927
Total assets	$2,773,619	$33,261,345

Liabilities
Mortgage notes payable	$3,129,354	$19,248,504
Accounts payable	184,224	2,685,081
Accrued interest payable	496,971	680,348
Security deposit payable	71,657	140,490
Due to local general partners and affiliates	525,270	11,694,945
Due to general partners and affiliates	55,000	489,288
Total liabilities	$4,462,476	$34,938,656

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the year ended March 31, 2010, Rolling Green and Opa-Locka, which were sold during the current year, and Homestead II and Cloisters, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2009, Plainsboro, Lancaster, Bateman Hotel, West Diamond, Bethel Villa, Christine Apartments, Lares, Lajas, Landreth and Susquehanna, which were sold during the current year, Homestead, which was sold during the year ended March 31, 2008, and Homestead II, Rolling Green and Opa-Locka, which were classified as assets held for sale, and Cloisters, in order to present comparable results to the year ended March 31, 2010, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2010	2009
Revenues
Rental income	$7,014,291	$11,713,514
Other (Note 2)	1,308,864	943,121
(Loss) gain on sale of property (Note 10)	(10,489,922)	7,494,728
Total revenue	(2,166,767)	20,151,363
Expenses
General and administrative	1,490,895	2,666,116
General and administrative-related parties (Note 8)	67,939	351,939
Repairs and maintenance	2,199,899	3,193,924
Operating and other	739,431	1,267,779
Insurance	424,820	838,295
Taxes	732,483	1,086,508
Interest	1,229,914	1,959,067
Depreciation and amortization	239,665	1,795,614
Loss on impairment of assets	1,607,000	9,706,033
Total expenses	8,732,046	22,865,275
Loss from discontinued operations	(10,898,813)	(2,713,912)
Noncontrolling interest in loss of subsidiaries from discontinued operations	9,869,135	916,441
Loss from discontinued operations – Independence Tax Credit Plus LP II	$(1,029,678)	$(1,797,471)
Loss – limited partners from discontinued operations	$(1,019,381)	$(1,779,496)
Number of BACs outstanding	76,786	76,786
Loss from discontinued operations per BAC	$(13.28)	$(23.17)

Cash Flows from Discontinued Operations:

	Years Ended March 31,
	2010	2009*

Net cash used in operating activities	$(10,823,066)	$(15,664,434)
Net cash provided by investing activities	$21,830,230	$13,430,473
Net cash used in financing activities	$(20,306,756)	$(6,629,178)

*  Reclassified for comparative purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Independence Associates, GP LLC, the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2010.  The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and executive officers of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on November 7, 1990. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independence Associates GP LLC, a Delaware corporation.  The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by the General Partner. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers.  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).  Centerline has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of Independence Associates GP LLC is set forth below.

Name	Position

Robert A. Pace	Chief Financial Officer
Andrew J. Weil	President and Chief Executive Officer

ROBERT A. PACE, 37, is the Chief Financial Officer of RIAI and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ANDREW J. WEIL, 39, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group and the Chief Executive Officer of Centerline Financial, Centerline’s Credit Risk Products Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

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

Except as set forth in the table below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the general partner of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2010, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the director and executive officers of the general partner of the General Partner as a group.  Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Lehigh Tax Credit Partners, Inc.	6,846.30	(2) (3)	8.9%

J. Michael Fried	6,846.30	(2) (3) (4)	8.9%

Alan P. Hirmes	6,846.30	(2) (3) (4)	8.9%

Stuart J. Boesky	6,846.30	(2) (3) (4)	8.9%

Marc D. Schnitzer	6,846.30	(2) (3) (4)	8.9%

Denise L. Kiley	6,846.30	(2) (3) (4)	8.9%

Robert A. Pace	--		--

Andrew J. Weil	--		--

All directors and executive officers of the general partner of the General Partner as a group (three persons)	6,846.30	(2) (3) (4)	8.9%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).

(3)
All of such BACs represent BACs owned directly by Lehigh I and its affiliate, Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member.  As of May 28, 2010, Lehigh I held 3,410.65 BACs and Lehigh II held 3,430.65 BACs.

(4)	All parties only own an economic interest in the Managing Member.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the general partner of the General Partner.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2010 and 2009 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $57,000 and $72,000, respectively.

Audit – Related Fees

None

Tax Fees

The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax return were $11,500 for the year ended December 31, 2008.  For the year ended December 31, 2009, the Partnership’s annual tax returns were prepared by the Partnership’s tax department.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page

(a) 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	15

	Consolidated Balance Sheets at March 31, 2010 and 2009	39

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	40

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2010 and 2009	41

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	42

	Notes to Consolidated Financial Statements	44

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	69

	Schedule I- Condensed Financial Information of Registrant	70

	Schedule III - Real Estate and Accumulated Depreciation	73

(a) 3.	Exhibits

(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*	66

(21)	Subsidiaries of the Registrant

*Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11
(Registration No. 33-37704)

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

Item 15.	Exhibits and Financial Statement Schedules (continued).

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

655 North Street Limited Partnership	LA
Boston Bay Limited Partnership	MA
Morrant Bay Limited Partnership	MA
Hope Bay Limited Partnership	MA
Arlington-Rodeo Properties	CA
Chester Renaissance Associates	PA
Homestead Apartments II, LTD.	FL
Cloisters Limited Partnership II	PA
Milford Crossing Associates L.P.	DE
Los Angeles Limited Partnership	PR

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	June 24, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 24, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Independence Associates GP LLC.	June 24, 2010

/s/ Andrew J. Weil Andrew J. Weil	President (Chief Executive Officer) of Independence Associates GP LLC.	June 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 24, 2010 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2009 and 2008 Fiscal Years and Schedule III at March 31, 2010.  In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 13(b), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These three subsidiary partnerships’ net losses aggregated $10,504,227 (2009 Fiscal Year) and $551,341 (2008 Fiscal Year) and their assets aggregated $6,189,416 and $23,400,218 at March 31, 2010 and 2009, respectively.  Management’s plan in regard to this matter is also described in Note 13(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 24, 2010

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	2010	2009

Cash and cash equivalents	$1,366,294	$5,043,817
Advances and investment in subsidiary partnerships	0	1,229,204
Other assets	166,299	166,299

Total assets	$1,532,593	$6,439,320

LIABILITIES AND PARTNERS’ CAPITAL

Other liabilities	$70,146	$52,290
Due to general partners and affiliates	4,676,398	9,622,432

Total liabilities	4,746,544	9,674,722

Partners’ (deficit) capital	(3,213,951)	(3,235,402)

Total liabilities and partners’ capital	$1,532,593	$6,439,320

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009

Revenues	$16,657	$52,711
Expenses
Administrative and management	169,713	258,655
Administrative and management-related parties	502,059	986,875
Total expenses	671,772	1,245,530
Loss from operations	(655,115)	(1,192,819)
(Loss) gain on sale of investments in subsidiary partnerships	(10,489,922)	6,169,515
Distribution income of subsidiary partnerships in excess of investments	0	35,699
Equity in income (loss) of subsidiary partnerships*	9,658,217	(7,870,958)
Net loss	$(1,486,820)	$(2,858,563)

* Includes suspended prior year losses of investments in accordance with equity method of accounting amounting to $(1,455,094) and $(3,079,933) as of March 31, 2010 and 2009, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(1,486,820)	$(2,858,563)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of investments	10,489,922	(6,169,515)
Distribution income of subsidiary partnerships in excess of investments	0	(35,699)
Equity in income (loss) of subsidiary partnerships	(9,658,237)	7,870,958
Decrease (increase) in other assets	170,019	(61,195)
Increase in other liabilities	17,856	44,998
Decrease in due to general partner and affiliates	(4,946,034)	(4,384,131)

Total adjustments	(3,926,474)	(2,734,584)

Net cash used in operating activities	(5,413,294)	(5,593,147)

Cash flows from investing activities:
Proceeds from sale of investments in subsidiary partnerships	227,500	4,029,430
Distributions from subsidiary partnerships	0	107,334
Contribution-General Partner – Partnership management fees	1,508,271	3,751,524
Advances to subsidiary partnerships	0	(70,000)

Net cash provided by investing activities	1,735,771	7,818,288

Net (decrease) increase in cash and cash equivalents	(3,677,523)	2,225,141

Cash and cash equivalents, beginning of year	5,043,817	2,818,676

Cash and cash equivalents, end of year	$1,366,294	$5,043,817

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

Apartment Complexes

Harbor Court Limited Partnership (d)
Staten Island, NY	$0	$137,450	$1,007,966	$(1,145,416)	$0	$0	$0	$0	1991	Dec. 1991	27.5	years
Old Public Limited Partnership (e)
Lawrenceburg, TN	0	10,000	1,713,310	(1,723,310)	0	0	0	0	1991	Dec. 1991	27.5	years
Lancaster Terrace Limited Partnership (f)
Salem, OR	0	161,269	3,679,601	(3,840,870)	0	0	0	0	1992	Feb. 1992	15-27.5	years
655 North Street Limited Partnership
Baton Rouge, LA	4,379,659	125,500	3,040,980	6,236,976	127,751	9,275,705	9,403,456	5,728,002	1992	Mar. 1992	27.5	years
Landreth Venture (f)
Philadelphia, PA	0	1,761	5,903,337	(5,905,098)	0	0	0	0	1992	Mar. 1992	40	years
Homestead Apartments Associates Ltd. (b)(d)
Homestead, FL	0	329,402	0	(329,402)	0	0	0	0	1992	Mar. 1992	40	years
Bethel Villa Associates, L.P. (f)
Wilmington, DE	0	270,000	5,969,354	(6,239,354)	0	0	0	0	1992	Apr. 1992	27.5	years
West Diamond Street Associates (g)
Philadelphia, PA	0	30,829	3,444,649	(3,475,478)	0	0	0	0	1992	May 1992	40	years
Susquehanna Partners (f)
Philadelphia, PA	0	16,000	0	(16,000)	0	0	0	0	1992	May 1992	20-40	years
Boston Bay Limited Partnership
Boston, MA	1,668,140	440,000	4,143,758	909,733	441,585	5,051,906	5,493,491	3,277,738	1991	Aug. 1992	27.5	years
Morrant Bay Limited Partnership
Boston, MA	2,449,389	650,000	5,522,250	1,528,193	651,585	7,048,858	7,700,443	4,412,878	1991	Aug. 1992	27.5	years
Hope Bay Limited Partnership
Boston, MA	1,003,853	225,000	1,435,185	718,416	226,585	2,152,016	2,378,601	1,356,919	1991	Aug. 1992	27.5	years
Lares Apartments Limited Partnership (f)
Lares, PR	0	137,000	0	(137,000)	0	0	0	0	1992	Aug. 1992	40	years
Lajas Apartments Limited Partnership (f)
Lajas, PR	0	110,090	4,952,929	(5,063,019)	0	0	0	0	1992	Aug. 1992	40	years
Arlington-Rodeo Properties
Los Angeles, CA	3,543,123	624,052	0	2,437,510	625,637	2,435,925	3,061,562	2,418,369	1992	Aug. 1992	27.5	years
Conifer Bateman Associates (f)
Lowville, NY	0	15,000	2,525,729	(2,540,729)	0	0	0	0	1990	Aug. 1992	15-27.5	years
Hampden Hall Associates, L.P. (c)
St. Louis, MO	0	0	0	0	0	0	0	0	1992	Sep. 1992	27.5	years
Chester Renaissance Associates
Chester, PA	827,600	33,667	168,333	722,960	42,153	882,807	924,960	852,495	1992	Sep. 1992	40	years
Homestead Apartments II, LTD. (h)(k)
Homestead, FL	3,129,354	338,966	0	3,680,011	340,551	3,678,426	4,018,977	2,095,859	1992	Oct. 1992	40	years
P.S. 157 Associates, L.P. (a)(b)
New York, NY	0	36,500	9,350,642	(9,388,727)	0	0	0	0	1992	Nov. 1992	40	years
Cloisters Limited Partnership II (k)
Philadelphia, PA	0	35,160	0	791,153	36,745	789,568	826,313	142,937	1992	Nov. 1992	40	years
Creative Choice Homes II, LTD. (i)
Opa-Locka, FL	0	0	0	0	0	0	0	0	1988	Dec. 1992	40	years
Milford Crossing Associates L.P. (**)
Milford, DE	2,263,631	203,006	0	3,082,233	115,519	3,169,720	3,285,239	2,792,730	1992	Dec. 1992	27.5	years
BX-7F Associates, L.P. (c)
Bronx, NY	0	4	5,705,064	(5,705,068)	0	0	0	0	1993	Jan. 1993	40	years

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010
(continued)

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed*
		Land	Buildings and Improvements

Los Angeles Limited Partnership
Rio Piedras, PR	3,800,856	201,210	0	6,766,210	203,384	6,764,036	6,967,420	2,728,094	1994	Apr.1993	40	years
Christine Apartments, L.P. (f)
Buffalo, NY	0	10,000	2,351,072	(2,361,073)	0	0	0	0	1993	June 1993	27.5	years
Plainsboro Housing Partners, L.P. (f)
Plainsboro, NJ	0	800,000	0	(800,000)	0	0	0	0	1994	July 1993	27.5	years
Rolling Green Associates, L.P. (j)
Syracuse, NY	0	180,000	19,583,101	(19,763,101)	0	0	0	0	1992	Oct. 1993	27.5	years
Less: Discontinued operations	(3,129,354)	(2,619,431)	(66,186,754)	63,962,481	(377,296)	(4,467,994)	(4,845,290)	(2,238,792)

	$19,936,251	$2,502,435	$14,310,506	$22,402,231	$2,434,199	$36,780,973	$39,215,172	$23,567,229

*Personal property is depreciated over the estimated useful life ranging from 3 to 10 years.
**During the year ended December 31, 1997, the Partnership sold a parcel of land for $210,000 to an entity with a member who is also the general partner of the Partnership.
(a)The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2007.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(b)This Property is included in discontinued operations for the year ended March 31, 2007.  See Note 14 in Item 8, Financial Statements and Supplementary Data.
(c)The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(d)The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e)The deed to the Property and related assets and liabilities were transferred during the fiscal year ended March 31, 2008.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f)The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2009.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g)The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2009.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(h)This Property is included in discontinued operations for the year ended March 31, 2009.  See Note 11 in Item 8, Financial Statements and Supplementary Data.
(i)The Partnership’s Local Partnership interest in this Local Partnership was sold during the fiscal year ended March 31, 2010.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(j)The Property and the related assets and liabilities were sold during the fiscal year ended March 31, 2010.  See Note 10 in Item 8, Financial Statements and Supplementary Data.
(k)This Property is included in discontinued operations for the fiscal year ended March 31, 2010.  See Note 11 in Item 8, Financial Statements and Supplementary Data.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2010	2009	2010	2009

Balance at beginning of period	$45,008,303	$140,177,103	$22,315,148	$61,526,197

Additions during period:
Improvements	823,743	1,414,288
Depreciation expense			1,393,715	1,615,050
Deductions during period:

Discontinued operations, dispositions, and impairments	(6,616,874)	(96,583,088)	(141,634)	(40,826,099)

Balance at close of period	$39,215,172	$45,008,303	$23,567,229	$22,315,148

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