Form 10-Q
period 2010-06-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2010-08-12
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I - Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $21,459,735 and $23,567,229, respectively	$14,693,877	$15,647,943
Cash and cash equivalents	1,409,615	1,601,240
Cash held in escrow	1,849,530	2,178,742
Deferred costs, net of accumulated amortization of $284,784 and $281,545, respectively	184,255	187,494
Other assets	670,347	721,872
Total operating assets	18,807,624	20,337,291
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $4,666,868 and $2,238,886, respectively	3,208,281	2,606,404
Net assets held for sale	395,592	167,215
Total assets from discontinued operations	3,603,873	2,773,619
Total assets	$22,411,497	$23,110,910
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating Liabilities
Mortgage notes payable	$16,224,270	$19,936,251
Accounts payable	523,000	1,139,138
Accrued interest payable	10,093,782	11,600,608
Security deposits payable	136,681	154,305
Due to local general partners and affiliates	754,256	705,651
Due to general partners and affiliates	4,670,950	4,797,738
Total operating liabilities	32,402,939	38,333,691
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	6,662,287	3,129,354
Net liabilities held for sale	3,504,892	1,333,122
Total liabilities from discontinued operations	10,167,179	4,462,476
Total liabilities	42,570,118	42,796,167
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (76,786 BACs issued and outstanding)	(28,712,204)	(28,251,234)
General partners	4,347,576	4,352,232
Independence Tax Credit Plus L.P. total	(24,364,628)	(23,899,002)
Noncontrolling interests	4,206,007	4,213,745
Total partners’ (deficit) capital	(20,158,621)	(19,685,257)
Total liabilities and partners’ (deficit) capital	$22,411,497	$23,110,910
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009*
Revenues
Rental income	$1,794,056	$1,668,931
Other income	36,035	42,857
Total revenues	1,830,091	1,711,788
Expenses
General and administrative	353,740	354,865
General and administrative-related parties (Note 2)	202,021	260,118
Repairs and maintenance	441,002	445,221
Operating	355,516	403,046
Taxes	119,618	111,549
Insurance	91,947	100,209
Financial, principally interest	333,392	325,107
Depreciation and amortization	314,114	316,533
Total expenses from operations	2,211,350	2,316,648
Loss from operations	(381,259)	(604,860)
(Loss) income from discontinued operations	(92,105)	7,061
Net loss	(473,364)	(597,799)
Net loss attributable to noncontrolling interests from operations	2,642	4,298
Net loss (income) attributable to noncontrolling interests from discontinued operations	5,096	(197,001)
Net loss (income) attributable to noncontrolling interests	7,738	(192,703)
Net loss attributable to Independence Tax Credit Plus L.P.	$(465,626)	$(790,502)
Loss from operations – limited partners	$(374,831)	$(594,556)
Loss from discontinued operations (including loss on sale of properties) – limited partners	(86,139)	(188,041)
Net loss – limited partners	$(460,970)	$(782,597)
Number of BACs outstanding	76,786	76,786
Loss from operations per weighted average BAC	$(4.88)	$(7.74)
Loss from discontinued operations per weighted average BAC	(1.12)	(2.45)
Net loss per weighted average BAC	$(6.00)	$(10.19)

* Reclassified for comparative purpose. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ (deficit) capital – April 1, 2010	$(19,685,257)	$(28,251,234)	$4,352,232	$4,213,745
Net loss	(473,364)	(460,970)	(4,656)	(7,738)
Partners’ (deficit) capital – June 30, 2010	$(20,158,621)	$(28,712,204)	$4,347,576	$4,206,007

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(473,364)	$(597,799)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of properties	0	49,060
Depreciation and amortization	347,966	359,276
Increase in due to local general partners and affiliates	74,929	43,511
(Decrease) increase in due to general partner and affiliates	(87,093)	165,026
(Decrease) increase in accounts payable	(290,236)	26,137
Increase in accrued interest payable	259,225	323,718
Increase in security deposit payable	4,837	12,257
(Increase) decrease in other assets	(65,756)	238,470
Increase in cash held in escrow	(5,056)	(68,116)
Total adjustments	238,816	1,149,339
Net cash (used in) provided by operating activities	(234,548)	551,540
Cash flows from investing activities:
Decrease (increase) in cash held in escrow	240,701	(82,558)
Net cash provided by (used in) investing activities	240,701	(82,558)
Cash flows from financing activities:
Repayment of mortgage notes	(179,048)	(446,553)
Net cash used in financing activities	(179,048)	(446,553)
Net (decrease) increase in cash and cash equivalents	(172,895)	22,429
Cash and cash equivalents at beginning of period	1,620,046	5,292,033
Cash and cash equivalents at end of period*	$1,447,151	$5,314,462
Summarized below are the components of the loss on sale of properties:
Other assets	$0	$33,054
Cash held in escrow	0	77,493
Accounts payable and other liabilities	0	(61,487)
Due to local general partners and affiliates	0	199,400
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(199,400)
Non-cash investing activities:
Decrease in accounts payable – deferred loss on sale of investment	$(8,664)	$0
Decrease in property and equipment – write-off of assets related to sale of investment	8,664	0
* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $37,536 and $44,242, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. (the “Partnership”) and ten other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes (“Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”).  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $8,000 and $(193,000) for the three months ended June 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the period ended March 31, 2010.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2010, the results of operations and its cash flows for the three months ended June 30, 2010 and 2009.  However, the operating results and cash flows for the three months ended June 30, 2010 may not be indicative of the results for the year.

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

Recent Accounting Pronouncements

In February, 2010, the FASB issued under Topic 855, Subsequent Events, ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”.  This ASU addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective for interim or annual periods ending after June 15, 2010.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)	Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership.  The costs to related parties incurred from operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Partnership management fees (i)	$54,500	$128,000
Expense reimbursement (ii)	40,809	37,646
Local administrative fee (iii)	1,875	1,875
Total general and administrative – General Partner	97,184	167,521
Property management fees incurred to affiliates of the Local General Partners	104,837	92,597
Total general and administrative – related parties	$202,021	$260,118

The General Partner and its affiliates perform services for the Partnership.  The cost to related parties incurred from discontinued operations for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Local administrative fee (iii)	$1,875	$3,750
Total general and administrative-General Partners	1,875	3,750
Property management fees incurred to affiliates of the Local General Partners	15,092	16,520
Total general and administrative-related parties	$16,967	$20,270
* Reclassified for comparative purposes.

(i)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $4,545,000 and $4,555,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates on the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees except as noted above.

(ii)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.  Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $41,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010.

(iii)
Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.  As of June 30, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $158,000 and $154,000, respectively, of these fees to Independence SLP L.P.  These fees also have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

As of June 30, 2010 and March 31, 2010, the Partnership owed $0 and $80,000, respectively, to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  These fees were repaid to the Special Limited Partner during the three months ended June 30, 2010.

As of June 30, 2010 and March 31, 2010, 655 North Street L.P. owed an affiliate of the General Partner approximately $23,000 for advances under the Mark-to-Market program.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	June 30, 2010	March 31, 2010

Operating advances	$284,299	$237,183
Development fee payable	163,223	163,223
Long-term notes payable (i)	111,548	111,548
Accrued interest on long-term notes payable	7,718	7,718
Management and other fees	187,468	185,979
	$754,256	$705,651

(i) Long-term notes payable consist of the following:

655 North Street L.P. In December 2003, 655 North Street was refinanced as part of the Mark-to-Mark program and the owner was required to make an additional investment. This capital recovery payment is payable over ten years with interest accruing at 7.5% per annum.	$111,548	$111,548

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	June 30, 2010	March 31, 2010

Operating advances	$524,320	$496,961
Management and other fees	27,274	28,309
	$551,594	$525,270

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
June 30, 2010
(Unaudited)

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$22,886,557	$19,382,604	$23,065,605	$19,275,709

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the three months ended June 30, 2010, one Local Partnership sold its property and the related assets and liabilities.  Through June 30, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of June 30, 2010, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 18, 2010, the property and the related assets and liabilities of Cloisters Limited Partnership II (“Cloisters”) were sold to an unaffiliated third party purchaser for a sales price of $1,800,000.  The Partnership received $254,000 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to noncontrolling interests of approximately $1,546,000.  The sale will result in a gain of approximately $1,191,000 resulting from the write-off of the basis in the property at the date of sale, which will be recorded during the quarter ending September 30, 2010.

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

NOTE 5 – Assets Held for Sale

On June 14, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Arlington-Rodeo Properties (“Arlington-Rodeo”) to the Local General Partner for a sales price of $32,500.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $2,666,000.  As of March 31, 2010, Arlington-Rodeo had property and equipment, at cost, of approximately $3,030,000, accumulated depreciation of approximately $2,428,000 and mortgage debt of approximately $3,543,000.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  During the quarter ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,607,000.  The sale is expected to consummate during the 3rd quarter of 2011.  As of March 31, 2010, Homestead II had property and equipment, at cost, of approximately $3,987,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,119,000.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of June 30, 2010, Cloisters, Arlington-Rodeo and Homestead II were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, Homestead II, Rolling Green, Opa-Locka and Cloisters were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30, 2010	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $4,666,868 and $2,238,886, respectively	$3,208,281	$2,606,404
Cash and cash equivalents	37,536	18,806
Cash held in escrow	190,100	96,533
Deferred costs, net of accumulated amortization of $91,469 and $90,269, respectively	3,328	4,528
Other assets	164,628	47,348
Total assets	$3,603,873	$2,773,619

Liabilities
Mortgage notes payable	$6,662,287	$3,129,354
Accounts payable	501,463	184,224
Accrued interest payable	2,263,022	496,971
Security deposit payable	94,118	71,657
Due to local general partners and affiliates	551,594	525,270
Due to general partners and affiliates	94,695	55,000
Total liabilities	$10,167,179	$4,462,476

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three months ended June 30, 2010, Cloisters, which was sold during the three months ended June 30, 2010, and Arlington-Rodeo and Homestead II, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three months ended June 30, 2009, Homestead II, Rolling Green and Opa-Locka, which were classified as assets held for sale, Harbor Court, which was sold during the year ended March 31, 2008, and Cloisters and Arlington-Rodeo, in order to present comparable results to the three months ended June 30, 2010, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30,
	2010	2009*
Revenues
Rental income	$264,246	$1,993,013
Other	15,052	23,642
Loss on sale of properties	0	(49,060)
Total revenue	279,298	1,967,595
Expenses
General and administrative	60,510	538,347
General and administrative-related parties (Note 2)	16,967	20,270
Repairs and maintenance	84,068	352,078
Operating and other	41,570	253,231
Real estate taxes	26,709	217,104
Insurance	35,543	153,228
Interest	72,184	383,533
Depreciation and amortization	33,852	42,743
Total expenses	371,403	1,960,534
(Loss) income from discontinued operations	$(92,105)	$7,061
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	5,096	(197,001)
Loss from discontinued operations – Independence Tax Credit Plus L.P.	$(87,009)	$(189,940)
Loss from discontinued operations – limited partners	$(86,139)	$(188,041)
Number of BACs outstanding	76,786	76,786
Loss from discontinued operations per weighted average BAC	$(1.12)	$(2.45)
* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Three Months Ended June 30,
	2010	2009*
Net cash provided by operating activities	$279,990	$620,767
Net cash used in investing activities	$(6,775)	$(383,432)
Net cash used in financing activities	$(10,190)	$(46,890)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2010, the Partnership’s liabilities exceeded assets by $20,158,621 and for the three months ended June 30, 2010 incurred a net loss of $473,364.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $4,545,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees have been written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $1,508,000 of such management fees.

All of the mortgage payable balance of $22,886,557 and the accrued interest payable balance of $12,356,804 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,395,000 at June 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $23,000 for the three months ended June 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At March 31, 2010, current liabilities exceed current assets by approximately $599,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Morrant Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Morrant Bay is negotiating with the General Partner to redeem the Partnership’s interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the Partnership’s limited partnership interest.

The Partnership’s investment in Morrant Bay at June 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(232,000) and $(231,000), respectively.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $130,000 and $152,000 as of June 30, 2010 and 2009, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At March 31, 2010, current liabilities exceed current assets by approximately $232,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  During 2008, Boston Bay entered into negotiations with a local non-profit to re-syndicate the property.  In connection with this, Boston Bay is negotiating with the General Partner to redeem the Partnership’s interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the Partnership’s limited partnership interest.

The Partnership’s investment in Boston Bay at June 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(89,000) at both periods.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $30,000 and $97,000 as of June 30, 2010 and 2009, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

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

e)	Tax Credits

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced.  As of December 31, 2007, all Credit Periods expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the fifteen-year compliance period (“Compliance Period”) in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2013 with respect to the Properties depending upon when the Tax Credit Periods commenced.

f)	Property Management Fees

Property management fees incurred by the subsidiary partnerships amounted to $119,929 and $194,187 for the three months ended June 30, 2010 and 2009, respectively.  Of these fees, $119,929 and $109,117 were incurred to affiliates of the general partners of the Local Partnerships which includes $15,092 and $16,520 of fees relating to discontinued operations.

g)	Subsequent Events

There were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the three months ended June 30, 2010, one Local Partnership sold its property and the related assets and liabilities.  Through June 30, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of June 30, 2010, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investment. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above have been minimal but will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2010 and 2009, the Partnership did not receive any proceeds or distributions from the sale of properties.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2010, cash and cash equivalents of the Partnership and its consolidated subsidiary partnership decreased approximately $173,000.  This decrease is due to net cash used in operating activities ($235,000) and repayments of mortgage notes ($179,000), which exceeded a decrease in cash held in escrow ($241,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities are depreciation and amortization ($348,000).

Total expenses from operations for the three months ended June 30, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,361,198 and $1,414,265, respectively.

Accounts payable from operations as of June 30, 2010 and March 31, 2010 were $523,000 and $1,139,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $247,241 and $184,224 as of June 30, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of June 30, 2010 and March 31, 2010 was $10,093,782 and $11,600,608, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $2,263,022 and $496,971 as of June 30, 2010 and March 31, 2010, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.  In addition, assuming the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, the Partnership believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership’s unconsolidated working capital reserve at June 30, 2010 was approximately $1,395,000.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,545,000 and $4,555,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item titled Due to general partners and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 7a in Item 1.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 7.  Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may also result in recapture of Tax Credits if the investment is lost before expiration of the fifteen-year compliance period (“Compliance Period”).

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

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$22,886,557	$19,382,604	$23,065,605	$19,275,709

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two  assets classified as property and equipment-held for sale as of June 30, 2010 (see Note 5 in Item 1).

During the three months ended June 30, 2010, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2010, the Partnership has recorded approximately $24,418,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 7% for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to decreases in vacancies and annual rent increases at several Local Partnerships.

Total expenses, excluding general and administrative-related parties and operating, remained fairly consistent with an increase of less than 1% for the three months ended June 30, 2010 as compared to the corresponding period in 2009.

General and administrative – related parties expenses decreased approximately $58,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to a decrease in partnership management fees at the Partnership level due to sale of properties, partially offset by an increase in property management fees incurred at several Local Partnerships.

Operating expenses decreased approximately $48,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to a decrease in gas and electricity costs at several Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2010, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain control deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved).

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

	(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

	(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	August 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer