Form 10-Q
period 2010-09-30
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2010-11-12
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $21,745,248 and $23,567,229, respectively	$14,408,362	$15,647,943
Cash and cash equivalents	1,295,881	1,601,240
Cash held in escrow	2,022,653	2,178,742
Deferred costs, net of accumulated amortization of $288,022 and $281,545, respectively	181,017	187,494
Other assets	784,824	721,872
Total operating assets	18,692,737	20,337,291
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $4,549,535 and $2,238,886, respectively	2,531,004	2,606,404
Net assets held for sale	726,970	167,215
Total assets from discontinued operations	3,257,974	2,773,619
Total assets	$21,950,711	$23,110,910
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating Liabilities
Mortgage notes payable	$15,998,055	$19,936,251
Accounts payable	483,917	1,139,138
Accrued interest payable	10,389,514	11,600,608
Security deposits payable	133,958	154,305
Due to local general partners and affiliates	882,684	705,651
Due to general partners and affiliates	4,647,398	4,797,738
Total operating liabilities	32,535,526	38,333,691
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	6,652,895	3,129,354
Net liabilities held for sale	3,477,754	1,333,122
Total liabilities from discontinued operations	10,130,649	4,462,476
Total liabilities	42,666,175	42,796,167
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (76,786 BACs issued and outstanding)	(24,683,989)	(28,251,234)
General partners	4,388,265	4,352,232
Independence Tax Credit Plus L.P. total	(20,295,724)	(23,899,002)
Noncontrolling interests	(419,740)	4,213,745
Total partners’ (deficit) capital	(20,715,464)	(19,685,257)
Total liabilities and partners’ (deficit) capital	$21,950,711	$23,110,910
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Revenues
Rental income	$1,727,961	$1,664,168	$3,522,017	$3,333,099
Other income	29,414	50,767	65,449	93,624
Total revenues	1,757,375	1,714,935	3,587,466	3,426,723
Expenses
General and administrative	458,702	444,443	907,413	866,975
General and administrative-related parties (Note 2)	124,308	260,537	326,329	520,656
Repairs and maintenance	284,180	293,618	630,211	671,170
Operating	291,209	272,453	646,725	675,499
Taxes	123,120	117,081	242,738	228,630
Insurance	87,634	95,638	179,581	195,847
Financial, principally interest	346,945	358,320	680,337	683,427
Depreciation and amortization	288,751	308,467	602,865	625,000
Total expenses from operations	2,004,849	2,150,557	4,216,199	4,467,204
Loss from operations	(247,474)	(435,622)	(628,733)	(1,040,481)
Income from discontinued operations	656,339	328,416	564,234	335,476
Net income (loss)	408,865	(107,206)	(64,499)	(705,005)
Net loss attributable to noncontrolling interests from operations	1,610	2,095	4,252	6,393
Net loss (income) attributable to noncontrolling interests from discontinued operations	3,658,429	(759,829)	3,663,525	(956,830)
Net loss (income) attributable to noncontrolling interests	3,660,039	(757,734)	3,667,777	(950,437)
Net income (loss) attributable to Independence Tax Credit Plus L.P.	$4,068,904	$(864,940)	$3,603,278	$(1,655,442)
Loss from operations – limited partners	$(243,405)	$(429,192)	$(618,236)	$(1,023,747)
Income (loss) from discontinued operations (including gain (loss) on sale of properties) – limited partners	4,271,620	(427,099)	4,185,481	(615,141)
Net income (loss) – limited partners	$4,028,215	$(856,291)	$3,567,245	$(1,638,888)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Loss from operations per weighted average BAC	$(3.17)	$(5.59)	$(8.05)	$(13.33)
Income (loss) from discontinued operations per weighted average BAC	55.63	(5.56)	54.51	(8.01)
Net income (loss) per weighted average BAC	$52.46	$(11.15)	$46.46	$(21.34)

*Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ (deficit) capital – April 1, 2010	$(19,685,257)	$(28,251,234)	$4,352,232	$4,213,745
Net (loss) income	(64,499)	3,567,245	36,033	(3,667,777)
Distributions	(965,708)	0	0	(965,708)
Partners’ (deficit) capital – September 30, 2010	$(20,715,464)	$(24,683,989)	$4,388,265	$(419,740)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(64,499)	$(705,005)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss on sale of properties	(747,298)	49,060
Depreciation and amortization	640,798	710,636
Increase in due to local general partners and affiliates	283,512	41,415
(Decrease) increase in due to general partner and affiliates	(111,590)	275,689
Decrease in accounts payable	(770,740)	(402,125)
Increase in accrued interest payable	590,621	662,764
Increase in security deposit payable	7,693	5,723
(Increase) decrease in other assets	(203,390)	134,146
Increase in cash held in escrow	(7,707)	(50,794)
Total adjustments	(318,101)	1,426,514
Net cash (used in) provided by operating activities	(382,600)	721,509
Cash flows from investing activities:
Proceeds from sale of properties	1,800,000	0
Costs paid relating to sale of properties	(56,110)	0
Decrease (increase) in cash held in escrow	51,200	(116,722)
Net cash provided by (used in) investing activities	1,795,090	(116,722)
Cash flows from financing activities:
Repayment of mortgage notes	(414,655)	(737,207)
Decrease in due to local general partners and affiliates	0	(31,137)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(965,708)	0
Net cash used in financing activities	(1,380,363)	(768,344)
Net increase (decrease) in cash and cash equivalents	32,127	(163,557)
Cash and cash equivalents at beginning of period	1,620,046	5,292,033
Cash and cash equivalents at end of period*	$1,652,173	$5,128,476
Summarized below are the components of the (gain) loss on sale of properties:
Proceeds from sale of properties – net	$(1,743,890)	$0
Property and equipment, net of accumulated depreciation	683,050	24,046
Other assets	23,197	33,054
Cash held in escrow	5,178	77,493
Accounts payable and other liabilities	360,170	(85,533)
Due to general partners and affiliates	(10,000)	0
Due to local general partners and affiliates	(65,003)	199,400
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(199,400)
* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $356,292 and $28,210, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $3,660,000, $(758,000), $3,668,000 and $(950,000) for the three and six months ended September 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2010, the results of operations for the three and six months ended September 30, 2010 and 2009 and its cash flows for the six months ended September 30, 2010 and 2009.  However, the operating results and cash flows for the six months ended September 30, 2010 may not be indicative of the results for the year.

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
September 30, 2010
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.1% interest as a special limited partner in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain Local Partnerships.

A)	Other Related Party Expenses

The General Partner and its affiliates perform services for the Partnership.  The costs to related parties incurred from operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Partnership management fees (i)	$(23,552)	$128,000	$30,948	$256,000
Expense reimbursement (ii)	40,809	38,183	81,618	75,830
Local administrative fee (iii)	1,875	1,875	3,750	3,750
Total general and administrative – General Partner	19,132	168,058	116,316	335,580
Property management fees incurred to affiliates of the Local General Partners	105,176	92,479	210,013	185,076
Total general and administrative – related parties	$124,308	$260,537	$326,329	$520,656

The General Partner and its affiliates perform services for the Partnership.  The cost to related parties incurred from discontinued operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Local administrative fee (iii)	$1,875	$3,750	$3,750	$7,500
Total general and administrative-General Partner	1,875	3,750	3,750	7,500
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	18,926	18,633	34,018	35,153
Total general and administrative-related parties	$20,801	$22,383	$37,768	$42,653
* Reclassified for comparative purpose.

(i)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $4,489,000 and $4,555,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates on the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees except as noted above.

(ii)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.  Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $73,000 and $41,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

(iii)
Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.  As of September 30, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $145,000 and $154,000, respectively, of these fees to Independence SLP L.P.  These fees also have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2010 and March 31, 2010, the Partnership owed $0 and $80,000, respectively, to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  These fees were repaid to the Special Limited Partner during the six months ended September 30, 2010.

As of September 30, 2010 and March 31, 2010, 655 North Street L.P. owed an affiliate of the General Partner approximately $23,000 for advances under the Mark-to-Market program.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	September 30, 2010	March 31, 2010

Operating advances	$423,490	$237,183
Development fee payable	163,223	163,223
Long-term notes payable (i)	111,548	111,548
Accrued interest on long-term notes payable	7,718	7,718
Management and other fees	176,705	185,979
	$882,684	$705,651

(i) Long-term notes payable consist of the following:
655 North Street L.P. In December 2003, 655 North Street was refinanced as part of the Mark-to-Mark program and the owner was required to make an additional investment. This capital recovery payment is payable over ten years with interest accruing at 7.5% per annum.	$111,548	$111,548

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	September 30, 2010	March 31, 2010

Operating advances	$552,225	$496,961
Management and other fees	14,521	28,309
	$566,746	$525,270

C)	Other

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
September 30, 2010
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

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$22,650,950	$19,734,228	$23,065,605	$19,275,709

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that this process will continue to take a number of years.  During the six months ended September 30, 2010, one Local Partnership sold its property and the related assets and liabilities.  Through September 30, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of September 30, 2010, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  Subsequently, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in one Local Partnership (see Note 7g).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investment.

On May 18, 2010, the property and the related assets and liabilities of Cloisters Limited Partnership II (“Cloisters”) were sold to an unaffiliated third party purchaser for a sales price of $1,800,000.  The Partnership received $254,000 as a distribution from this sale after the repayment of other liabilities, closing costs and distributions to noncontrolling interests of approximately $1,546,000.  The sale resulted in a gain of approximately $747,000 resulting from the write-off of the basis in the property at the date of sale.

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

NOTE 5 – Assets Held for Sale

On June 14, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Arlington-Rodeo Properties (“Arlington-Rodeo”) to the Local General Partner for a sales price of $32,500.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $2,666,000.  The sale is expected to be consummated during the fourth quarter of 2010.  As of June 30, 2010, Arlington-Rodeo had property and equipment, at cost, of approximately $3,030,000, accumulated depreciation of approximately $2,431,000 and mortgage debt of approximately, $3,543,000.  There can be no assurance of the timing of such sale or that the sale will be consummated.

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  During the quarter ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,607,000.  The sale is expected to be consummated during the fourth quarter of 2010.  As of June 30, 2010, Homestead II had property and equipment, at cost, of approximately $3,987,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,110,000.  There can be no assurance of the timing of such sale or that the sale will be consummated.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of September 30, 2010, Cloisters, Arlington-Rodeo and Homestead II were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, Homestead II, Rolling Green, Opa-Locka and Cloisters were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2010	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $4,549,535 and $2,238,886, respectively	$2,531,004	$2,606,404
Cash and cash equivalents	356,292	18,806
Cash held in escrow	203,951	96,533
Deferred costs, net of accumulated amortization of $92,659 and $90,269, respectively	2,138	4,528
Other assets	164,589	47,348
Total assets	$3,257,974	$2,773,619

Liabilities
Mortgage notes payable	$6,652,895	$3,129,354
Accounts payable	436,750	184,224
Accrued interest payable	2,298,686	496,971
Security deposit payable	91,822	71,657
Due to local general partners and affiliates	566,746	525,270
Due to general partners and affiliates	83,750	55,000
Total liabilities	$10,130,649	$4,462,476

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and six months ended September 30, 2010, Cloisters, which was sold during the six months ended September 30, 2010, and Arlington-Rodeo and Homestead II, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and six months ended September 30, 2009, Rolling Green, which was sold during the six months ended September 30, 2009, Homestead II and Opa-Locka, which were classified as assets held for sale, Harbor Court, which was sold during the year ended March 31, 2008, and Cloisters and Arlington-Rodeo, in order to present comparable results to the six months ended September 30, 2010, were all classified as discontinued operations in the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Revenues
Rental income	$293,955	$2,008,927	$558,201	$4,001,940
Other	11,616	9,828	26,668	33,470
Gain (loss) on sale of properties	747,298	0	747,298	(49,060)
Total revenue	1,052,869	2,018,755	1,332,167	3,986,350
Expenses
General and administrative	97,491	409,303	158,001	947,651
General and administrative-related parties (Note 2)	20,801	22,383	37,768	42,653
Repairs and maintenance	104,715	315,654	188,783	667,732
Operating and other	31,599	143,196	73,169	396,427
Real estate taxes	26,014	215,390	52,723	432,494
Insurance	40,528	160,841	76,071	314,069
Interest	71,301	380,679	143,485	764,212
Depreciation and amortization	4,081	42,893	37,933	85,636
Total expenses	396,530	1,690,339	767,933	3,650,874
Income from discontinued operations	$656,339	$328,416	$564,234	$335,476
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	3,658,429	(759,829)	3,663,525	(956,830)
Income (loss) from discontinued operation – Independence Tax Credit Plus L.P.	$4,314,768	$(431,413)	$4,227,759	$(621,354)
Income (loss) from discontinued operation – limited partners	$4,271,620	$(427,099)	$4,185,481	$(615,141)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Income (loss) from discontinued operations per weighted average BAC	$55.63	$(5.56)	$54.51	$(8.01)
* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Six Months Ended September 30,
	2010	2009*
Net cash (used in) provided by operating activities	$(153,161)	$927,408
Net cash provided by (used in) investing activities	$1,720,232	$(209,710)
Net cash used in financing activities	$(19,582)	$(148,527)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2010, the Partnership’s liabilities exceeded assets by $20,715,464 and for the six months ended September 30, 2010 incurred a net loss of $64,499.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $4,489,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees have been written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $1,508,000 of such management fees.

At September 30, 2010, all of the mortgage payable balance of $22,650,950 and the accrued interest payable balance of $12,688,200 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such, has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,271,000 at September 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $69,000 and $92,000 for the three and six months ended September 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Morrant Bay Limited Partnership (“Morrant Bay”)
Morrant Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At June 30, 2010, current liabilities exceed current assets by approximately $423,000.  This raises doubt as to whether Morrant Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  Currently, Morrant Bay is negotiating with the General Partner to redeem the Partnership’s interest in Morrant Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the Partnership’s limited partnership interest.

The Partnership’s investment in Morrant Bay at September 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(233,000) and $(231,000), respectively.  Morrant Bay’s net loss after noncontrolling interest amounted to approximately $189,000 and $185,000 as of September 30, 2010 and 2009, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
Boston Bay has been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, has resulted in operating cash flow not meeting all current obligations as they become due.  At June 30, 2010, current liabilities exceed current assets by approximately $228,000.  This raises doubt as to whether Boston Bay will be able to continue as a going concern.  Management continually monitors operating costs and will request additional rent increases when allowed by HUD.  Additionally, management is in the process of evaluating refinancing plans.  Currently, Boston Bay is negotiating with the General Partner to redeem the Partnership’s interest in Boston Bay for a nominal amount.  There can be no assurance if or when such negotiations will result in a sale of the Partnership’s limited partnership interest.

The Partnership’s investment in Boston Bay at September 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $(90,000) and $(89,000), respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $77,000 and $130,000 as of September 30, 2010 and 2009, respectively.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

There also are substantial risks associated with the operations of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development (“HUD”) to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.  HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval.

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

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective partnership agreements of the Local Partnerships and HUD based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

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

Property management fees incurred by the subsidiary partnerships amounted to $124,102 and $182,999 and $244,031 and $377,186 for the three and six months ended September 30, 2010 and 2009, respectively.  Of these fees, $124,102 and $111,112 and $244,031 and $220,229 were incurred to affiliates of the general partners of the Local Partnerships which includes $18,926 and $18,633 and $34,018 and $35,153 of fees relating to discontinued operations for the three and six months ended September 30, 2010 and 2009, respectively.

g)	Subsequent Event

On October 19, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in 655 North Street Limited Partnership (“Catholic- Presbyterian”) to the Local General Partner for a sales price of $259,362.  The sale is expected to be consummated during the fourth quarter of 2010. As of June 30, 2010 Catholic-Presbyterian had property and equipment, at cost, of approximately $9,358,000, accumulated depreciation of approximately $5,891,000 and mortgage debt of approximately $4,284,000.  There can be no assurance of the timing of such sale or that the sale will be consummated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  During the six months ended September 30, 2010, one Local Partnership sold its property and the related assets and liabilities.  Through September 30, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in thirteen Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of September 30, 2010, one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities and the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5 in Item 1).  Subsequently, the Partnership entered into an assignment an assumption agreement to sell its limited partnership interest in one Local Partnership (see Note 7g in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investment. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above have been minimal but will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2010 and 2009, distributions from the sale of properties and their related assets and liabilities amounted to approximately $254,000 and $0, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($32,000) during the six months ended September 30, 2010, due to proceeds from sale of properties of approximately ($1,800,000) and a decrease in cash held in escrow of approximately ($51,000), which exceeded net cash used in operating activities of approximately ($383,000), costs paid relating to sale of properties of approximately ($56,000), repayments of mortgage notes of ($415,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests of approximately ($966,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities are depreciation and amortization ($641,000) and gain on sale of properties ($747,000).

Total expenses from operations for the three and six months ended September 30, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,244,845 and $1,223,233 and $2,606,668 and $2,638,121, respectively.

Accounts payable from operations as of September 30, 2010 and March 31, 2010 were $483,917 and $1,139,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $436,750 and $184,224 as of September 30, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of September 30, 2010 and March 31, 2010 was $10,389,514 and $11,600,608, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $2,298,686 and $496,971 as of September 30, 2010 and March 31, 2010, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount owed and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership’s unconsolidated working capital reserve at September 30, 2010 was approximately $1,271,000.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,489,000 and $4,555,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item titled Due to general partners and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Item 1, Note 2 for further discussion of amounts due to the General Partner and its affiliates.  Going forward, the General Partner does not anticipate advancing any operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$22,650,950	$19,734,228	$23,065,605	$19,275,709

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of September 30, 2010 (see Note 5 in Item 1).

During the six months ended September 30, 2010, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2010, the Partnership has recorded approximately $24,418,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 4% and 6% for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to decreases in vacancies and annual rent increases at several Local Partnerships.

Other income decreased approximately $21,000 and $28,000 for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to a decrease in tenant fees charged at one Local Partnership and a decrease in interest income due to a decrease in the amount of cash being invested at the Partnership level, partially offset by an increase in tenant fees charged at a second Local Partnership.

Total expenses, excluding general and administrative-related parties, remained fairly consistent with a decrease of approximately 1% for both the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009.

General and administrative – related parties expenses decreased approximately $136,000 and $194,000 for the three and six months ended September 30, 2010 as compared to the corresponding periods in 2009, primarily due to a decrease in partnership management fees at the Partnership level due to sale of properties, partially offset by an increase in property management fees incurred at several Local Partnerships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	November 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer