Form 10-Q
period 2010-12-31
INDEPENDENCE TAX CREDIT PLUS PROGRAM
filed 2011-02-08
CIK 869615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-20476

INDEPENDENCE TAX CREDIT PLUS L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3589920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating Assets
Property and equipment, at cost, net of accumulated depreciation of $0 and $23,567,229, respectively	$0	$15,647,943
Cash and cash equivalents	1,648,427	1,601,240
Cash held in escrow	0	2,178,742
Deferred costs, net of accumulated amortization of $0 and $281,545, respectively	0	187,494
Other assets	125,104	721,872
Total operating assets	1,773,531	20,337,291
Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $2,095,958 and $2,238,886, respectively	1,923,019	2,606,404
Net assets held for sale	295,058	167,215
Total assets from discontinued operations	2,218,077	2,773,619
Total assets	$3,991,608	$23,110,910
LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Operating Liabilities
Mortgage notes payable	$0	$19,936,251
Accounts payable	47,731	1,139,138
Accrued interest payable	0	11,600,608
Security deposits payable	0	154,305
Due to local general partners and affiliates	0	705,651
Due to general partners and affiliates	4,578,669	4,797,738
Total operating liabilities	4,626,400	38,333,691
Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	3,100,678	3,129,354
Net liabilities held for sale	1,364,931	1,333,122
Total liabilities from discontinued operations	4,465,609	4,462,476
Total liabilities	9,092,009	42,796,167
Commitments and contingencies (Note 7)
Partners’ (deficit) capital
Limited partners (76,786 BACs issued and outstanding)	(9,624,242)	(28,251,234)
General partners	4,540,384	4,352,232
Independence Tax Credit Plus L.P. total	(5,083,858)	(23,899,002)
Noncontrolling interests	(16,543)	4,213,745
Total partners’ (deficit) capital	(5,100,401)	(19,685,257)
Total liabilities and partners’ (deficit) capital	$3,991,608	$23,110,910
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Revenues
Other income	$634	$2,409	$2,159	$15,622
Total revenues	634	2,409	2,159	15,622
Expenses
General and administrative	27,412	43,054	119,569	136,338
General and administrative-related parties (Note 2)	(10,249)	177,421	102,317	509,251
Total expenses from operations	17,163	220,475	221,886	645,589
Loss from operations	(16,529)	(218,066)	(219,727)	(629,967)
Income (loss) from discontinued operations	15,631,592	265,062	15,770,291	(28,042)
Net income (loss)	15,615,063	46,996	15,550,564	(658,009)
Net loss attributable to noncontrolling interests from operations	0	0	0	0
Net (income) loss attributable to noncontrolling interests from discontinued operations	(403,197)	10,569	3,264,580	(939,868)
Net (income) loss attributable to noncontrolling interests	(403,197)	10,569	3,264,580	(939,868)
Net income (loss) attributable to Independence Tax Credit Plus L.P.	$15,211,866	$57,565	$18,815,144	$(1,597,877)
Loss from operations – limited partners	$(16,364)	$(215,885)	$(217,530)	$(623,667)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	15,076,111	272,874	18,844,522	(958,231)
Net income (loss) – limited partners	$15,059,747	$56,989	$18,626,992	$(1,581,898)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Loss from operations per weighted average BAC	$(0.21)	$(2.81)	$(2.83)	$(8.12)
Income (loss) from discontinued operations per weighted average BAC	196.34	3.55	245.42	(12.48)
Net income (loss) per weighted average BAC	$196.13	$0.74	$242.59	$(20.60)

*Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ (deficit) capital – April 1, 2010	$(19,685,257)	$(28,251,234)	$4,352,232	$4,213,745
Net income (loss)	15,550,564	18,626,992	188,152	(3,264,580)
Distributions	(965,708)	0	0	(965,708)
Partners’ (deficit) capital – December 31, 2010	$(5,100,401)	$(9,624,242)	$4,540,384	$(16,543)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$15,550,564	$(658,009)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of properties	(17,635,215)	(1,049,357)
Depreciation and amortization	943,508	1,067,459
Loss on impairment of fixed assets	664,075	0
Increase in due to local general partners and affiliates	125,877	49,560
(Decrease) increase in due to general partner and affiliates	(100,379)	151,238
Decrease in accounts payable	(854,973)	(316,185)
Increase in accrued interest payable	970,236	773,185
Increase (decrease) in security deposit payable	344	(4,638)
Decrease in other assets	47,887	169,085
Increase in cash held in escrow	(48,288)	(102,206)
Total adjustments	(15,886,928)	738,141
Net cash (used in) provided by operating activities	(336,364)	80,132
Cash flows from investing activities:
Acquisition of property and equipment	0	(114,415)
Proceeds from sale of properties	2,175,576	12,000,000
Costs paid relating to sale of properties	(61,110)	(223,125)
Increase in cash held in escrow	(84,260)	(224,838)
Net cash provided by investing activities	2,030,206	11,437,622
Cash flows from financing activities:
Repayment of mortgage notes	(627,433)	(11,289,151)
Repayment of advances to local general partners and affiliates	0	(31,137)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(965,708)	0
Net cash used in financing activities	(1,593,141)	(11,320,288)
Net increase in cash and cash equivalents	100,701	197,466
Cash and cash equivalents at beginning of period	1,620,046	5,292,033
Cash and cash equivalents at end of period*	$1,720,747	$5,489,499
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(2,189,466)	$(11,776,875)
Property and equipment, net of accumulated depreciation	14,737,047	10,607,360
Other assets	605,635	118,737
Cash held in escrow	2,251,622	1,269,640
Deferred costs	177,778	221,513
Mortgage notes payable	(19,337,494)	25,496
Accounts payable and other liabilities	(12,982,868)	(1,190,772)
Due to general partners and affiliates	(126,815)	(80,000)
Due to local general partners and affiliates	(770,654)	(45,056)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	0	(199,400)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $72,320 and $166,162, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(403,000), $11,000, $3,265,000 and $(940,000) for the three and nine months ended December 31, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2010, the results of operations for the three and nine months ended December 31, 2010 and 2009 and its cash flows for the nine months ended December 31, 2010 and 2009.  However, the operating results and cash flows for the nine months ended December 31, 2010 may not be indicative of the results for the year.

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

The General Partner and its affiliates perform services for the Partnership.  The costs to related parties incurred from operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Partnership management fees (i)	$(215)	$128,000	$30,733	$384,000
Expense reimbursement (ii)	(10,034)	49,421	71,584	125,251
Total general and administrative – General Partner	$(10,249)	$177,421	$102,317	$509,251

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The General Partner and its affiliates perform services for the Partnership.  The cost to related parties incurred from discontinued operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009*	2010	2009*
Local administrative fee (iii)	$3,125	$5,625	$10,625	$16,875
Total general and administrative-General Partner	3,125	5,625	10,625	16,875
Property management fees incurred to affiliates of the Local General Partners	89,830	108,503	333,861	328,732
Total general and administrative-related parties	$92,955	$114,128	$344,486	$345,607
* Reclassified for comparative purpose.

(i)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.  Partnership management fees owed to the General Partner amounting to approximately $4,603,000 and $4,555,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates on the consolidated balance sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  However, the General Partner cannot demand payment of the deferred fees except as noted above.

(ii)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.  Expense reimbursements owed to the General Partners and its affiliates amounting to approximately $28,000 and $41,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.

(iii)
Independence SLP L.P. is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.  As of December 31, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $47,000 and $154,000, respectively, of these fees to Independence SLP L.P.  These fees also have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of December 31, 2010 and March 31, 2010, the Partnership owed $29,000 and $80,000, respectively, to the Special Limited Partner for the fees it received from one Local Partnership on its behalf.  As of December 31, 2010 and March 31, 2010, the Partnership was owed approximately $82,000 and $0, respectively, for partnership management fees paid in error to the General Partner during 2010.

As of December 31, 2010 and March 31, 2010, 655 North Street L.P. (“Catholic Presbyterian”) owed an affiliate of the General Partner approximately $0 and $23,000 for advances under the Mark-to-Market program.  The Partnership sold its limited partnership interest in Catholic Presbyterian on December 31, 2010 (see Note 4).

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates included in operating liabilities consists of the following:

	December 31, 2010	March 31, 2010

Operating advances	$0	$237,183
Development fee payable	0	163,223
Long-term notes payable (i)	0	111,548
Accrued interest on long-term notes payable	0	7,718
Management and other fees	0	185,979
	$0	$705,651

(i) Long-term notes payable consist of the following:
Catholic Presbyterian In December 2003, Catholic Presbyterian was refinanced as part of the Mark-to-Mark program and the owner was required to make an additional investment. This capital recovery payment is payable over ten years with interest accruing at 7.5% per annum. The Partnership sold its limited partnership interest in Catholic Presbyterian on December 31, 2010 (see Note 4).	$0	$111,548

Due to local general partners and affiliates included in the discontinued liabilities consists of the following:

	December 31, 2010	March 31, 2010

Operating advances	$552,225	$496,961
Management and other fees	33,919	28,309
	$586,144	$525,270

C)	Other

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

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$3,100,678	$2,939,498	$23,065,605	$19,275,709

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

NOTE 4 – Sale of Properties

The Partnership is currently in the process of disposing of all of its investments.  It is anticipated that the completion of this process will take less than one year.  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in eight Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities.  Through December 31, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in twenty-one Local Partnerships and one Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of December 31, 2010, the one remaining Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5).  When the Partnership will have disposed of its sole remaining investment, it will then change its reporting method to the liquidating basis of accounting.  There can be no assurance as to when the Partnership will dispose of its one remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investment.

On November 20, 2010, the Partnership sold its limited partnership interest in Arlington-Rodeo Properties (“Arlington-Rodeo”) to the Local General Partner for a sales price of $10.  The sale resulted in a gain of approximately $4,635,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $4,635,000 and the $10 cash received from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Catholic Presbyterian to the Local General Partner for a sales price of $259,362.  The sale resulted in a gain of approximately $408,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $148,000 and the $259,362 cash received from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Hope Bay Limited Partnership (“Hope Bay”) to the Local General Partner for a sales price of $25,000.  The sale resulted in a gain of approximately $1,146,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $1,121,000 and the $25,000 cash received subsequently from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Boston Bay Limited Partnership (“Boston Bay”) to the Local General Partner for a sales price of $25,000.  The sale resulted in a gain of approximately $2,792,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $2,767,000 and the $25,000 cash received subsequently from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Morrant Bay Limited Partnership (“Morrant Bay”) to the Local General Partner for a sales price of $25,000.  The sale resulted in a gain of approximately $4,345,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $4,320,000 and the $25,000 cash received subsequently from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Chester Renaissance Associates (“Fifth Street”) to the Local General Partner for a sales price of $25,000.  The sale resulted in a gain of approximately $934,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $914,000 and the $20,000 cash received from the sale after the payment of $5,000 to an affiliate of the General Partner for the fees owed by the Local Partnership.

On December 31, 2010, the Partnership sold its limited partnership interest in Milford Crossings Associates L.P. (“Milford Crossings”) to the Local General Partner for a sales price of $40,000.  The sale resulted in a gain of approximately $2,597,000 resulting from the write-off of the deficit basis in the Local Partnership at the date of the sale of approximately $2,557,000 and the $40,000 cash received from the sale.

On December 31, 2010, the Partnership sold its limited partnership interest in Los Angeles Limited Partnership (“L.A. Elderly”) to the Local General Partner for a sales price of $51,204.  During the quarter ending September 30, 2010, in accordance with ASC 360, the building was previously deemed impaired and written down to its fair value, resulting in a loss on impairment of approximately $664,000.  The sale resulted in a gain of approximately $32,000 resulting from the write-off of the basis in the Local Partnership at the date of the sale of approximately $20,000 and the $51,204 cash received from the sale.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

NOTE 5 – Assets Held for Sale

On April 1, 2008, Homestead Apartments Associates II Ltd. (“Homestead II”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $4,000,000.  During the quarter ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,607,000.  The sale is expected to be consummated during the first quarter of 2011.  As of September 30, 2010, Homestead II had property and equipment, at cost, of approximately $3,987,000, accumulated depreciation of approximately $2,076,000 and mortgage debt of approximately $3,101,000.  There can be no assurance of the timing of such sale or that the sale will be consummated.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2010, Cloisters, Arlington-Rodeo, Catholic Presbyterian, Hope Bay, Boston Bay, Morrant Bay, Fifth Street, Milford Crossings, L.A. Elderly and Homestead II were classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, Homestead II, Rolling Green, Opa-Locka and Cloisters were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31, 2010	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $2,095,958 and $2,238,886, respectively	$1,923,019	$2,606,404
Cash and cash equivalents	72,320	18,806
Cash held in escrow	156,201	96,533
Deferred costs, net of accumulated amortization of $93,854 and $90,269, respectively	943	4,528
Other assets	65,594	47,348
Total assets	$2,218,077	$2,773,619

Liabilities
Mortgage notes payable	$3,100,678	$3,129,354
Accounts payable	134,314	184,224
Accrued interest payable	526,386	496,971
Security deposit payable	71,212	71,657
Due to local general partners and affiliates	586,144	525,270
Due to general partners and affiliates	46,875	55,000
Total liabilities	$4,465,609	$4,462,476

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations.  For the three and nine months ended December 31, 2010, Cloisters, Arlington-Rodeo, Catholic Presbyterian, Hope Bay, Boston Bay, Morrant Bay, Fifth Street, Milford Crossings, L.A. Elderly, which were sold during the nine months ended December 31, 2010, and Homestead II, which was classified as an asset held for sale, were all classified as discontinued operations in the consolidated financial statements.  For the three and nine months ended December 31, 2009, Rolling Green, which was sold during the nine months ended December 31, 2009, Homestead II and Opa-Locka, which were classified as assets held for sale, Harbor Court, which was sold during the year ended March 31, 2008, and Cloisters, Arlington-Rodeo, Catholic Presbyterian, Hope Bay, Boston Bay, Morrant Bay, Fifth Street, Milford Crossings, L.A. Elderly, in order to present comparable results to the nine months ended December 31, 2010, were all classified as discontinued operations in the consolidated financial statements.

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Revenues
Rental income	$2,032,377	$3,675,992	$6,112,595	$11,011,031
Other	45,006	42,574	135,598	156,455
Gain on sale of properties	16,887,917	1,098,417	17,635,215	1,049,357
Total revenue	18,965,300	4,816,983	23,883,408	12,216,843
Expenses
General and administrative	805,953	733,403	1,779,210	2,259,334
General and administrative-related parties (Note 2)	92,955	114,128	344,486	345,607
Repairs and maintenance	563,304	1,666,534	1,382,298	3,200,847
Operating and other	244,430	422,339	964,324	1,494,265
Real estate taxes	141,354	346,389	436,815	1,007,513
Insurance	116,548	214,021	372,200	723,937
Interest	402,379	698,284	1,226,201	2,145,923
Depreciation and amortization	302,710	356,823	943,508	1,067,459
Loss on impairment of assets	664,075	0	664,075	0
Total expenses	3,333,708	4,551,921	8,113,117	12,244,885
Income (loss) from discontinued operations	$15,631,592	$265,062	$15,770,291	$(28,042)
Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(403,197)	10,569	3,264,580	(939,868)
Income (loss) from discontinued operation – Independence Tax Credit Plus L.P.	$15,228,395	$275,631	$19,034,871	$(967,910)
Income (loss) from discontinued operation – limited partners	$15,076,111	$272,874	$18,844,522	$(958,231)
Number of BACs outstanding	76,786	76,786	76,786	76,786
Income (loss) from discontinued operations per weighted average BAC	$196.34	$3.55	$245.42	$(12.48)
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended December 31,
	2010	2009*
Net cash (used in) provided by operating activities	$(560,071)	$24,182
Net cash provided by investing activities	$2,813,632	$11,487,097
Net cash used in financing activities	$(508,167)	$(11,089,751)
* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2010, the Partnership’s liabilities exceeded assets by $5,100,401.  This factor raises substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $4,603,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees have been written off and recorded as capital contributions.  During the year ended March 31, 2010, the Partnership wrote off approximately $1,508,000 of such management fees.

At December 31, 2010, all of the mortgage payable balance of $3,100,678 and the accrued interest payable balance of $526,386 is of a nonrecourse nature and secured by the Partnership’s one remaining property.  The Partnership is currently in the process of disposing of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in one remaining investment, and as such, has no financial responsibility to fund operating losses incurred by such Local Partnership.  The maximum loss the Partnership would incur is its net investment in the one remaining Local Partnership.  Dispositions of any investment in its one remaining Local Partnership should not impact the future results of liquidity and financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,648,000 at December 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $28,000 and $120,000 for the three and nine months ended December 31, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Morrant Bay Limited Partnership (“Morrant Bay”)
On December 31, 2010, the Partnership sold its limited partnership interest in Morrant Bay (see Note 4).  Prior to the sale, Morrant Bay had been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, had resulted in operating cash flow not meeting all current obligations as they became due.  At September 30, 2010, current liabilities exceeded current assets by approximately $358,000.  This raised doubt as to whether Morrant Bay would be able to continue as a going concern.  Management continually monitored operating costs and requested additional rent increases when allowed by HUD.  Additionally, management was in the process of evaluating refinancing plans.

The Partnership’s investment in Morrant Bay at December 31, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $0 and $(231,000), respectively.  Morrant Bay’s net income (loss) after noncontrolling interest amounted to approximately $169,000 (excluding gain on sale of approximately $4,345,000) and $(169,000) as of December 31, 2010 and 2009, respectively.  The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

Boston Bay Limited Partnership (“Boston Bay”)
On December 31, 2010, the Partnership sold its limited partnership interest in Boston Bay (see Note 4).  Prior to the sale, Boston Bay had been experiencing higher operating costs, attributable in part to escalating energy and repair costs.  These conditions, in addition to regulatory rent restrictions imposed under HUD guidelines, had resulted in operating cash flow not meeting all current obligations as they became due.  At September 30, 2010, current liabilities exceeded current assets by approximately $396,000.  This raised doubt as to whether Boston Bay would be able to continue as a going concern.  Management continually monitored operating costs and requested additional rent increases when allowed by HUD.  Additionally, management was in the process of evaluating refinancing plans.

INDEPENDENCE TAX CREDIT PLUS L.P.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The Partnership’s investment in Boston Bay at December 31, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was approximately $0 and $(89,000), respectively.  Boston Bay’s net loss after noncontrolling interest amounted to approximately $309,000 (excluding gain on sale of approximately $2,792,000) and $119,000 as of December 31, 2010 and 2009, respectively.  The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

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

c)	Sales Proceeds Receivable

In conjunction with the sale of limited partnership interest in Christine Apartments L.P. on December 31, 2008, the Partnership initiated legal actions in order to collect the $50,000 sales proceeds receivable from such sale.  There can be no assurance as to the amount of proceeds which may be recovered or the timing of such legal proceedings.

d)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

e)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective partnership agreements of the Local Partnerships and HUD based on operating results and a percentage of the owner’s equity contribution.  Such cash distributions are typically made from surplus cash flow.

f)	Tax Credits

The Partnership and BACs holders began to recognize Tax Credits with respect to an Apartment Complex when the Credit Period for such Apartment Complex commenced.  As of December 31, 2007, all Credit Periods expired.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the fifteen-year compliance period (“Compliance Period”) in order to avoid recapture of the Tax Credits.  As of December 31, 2010, Compliance Periods have expired for all properties.

g)	Property Management Fees

Property management fees incurred by the subsidiary partnerships amounted to $89,830 and $178,045 and $333,861 and $555,231 for the three and nine months ended December 31, 2010 and 2009, respectively.  Of these fees, $89,830 and $108,503 and $333,861 and $328,732 were incurred to affiliates of the general partners, all of which related to discontinued operations for the three and nine months ended December 31, 2010 and 2009, respectively.

h)	Subsequent Events

There were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership’s capital was originally invested in twenty-eight Local Partnerships.  The Partnership is currently in the process of disposing of all of its investments.  It is anticipated that the completion of this process will take less than one year.  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in eight Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities.  Through December 31, 2010, five Local Partnerships have sold their property and the related assets and liabilities, the Partnership has sold its limited partnership interest in twenty-one Local Partnerships and Partnership’s one remaining Local Partnership transferred the deed to the property and related assets and liabilities of such Local Partnership.  In addition, as of December 31, 2010, the one remaining Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its one remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investment. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership will not provide cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, have been minimal but will be used towards the future operating expenses of the Partnership.  During the nine months ended December 31, 2010 and 2009, distributions from the sale of properties and their related assets and liabilities amounted to approximately $254,000 and $170,000, respectively.  Additionally, during the nine months ended December 31, 2010 and 2009, the Partnership received approximately $371,000 and $0, respectively, of proceeds from the sale of limited partnership interests. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

Cash and cash equivalents of the Partnership and its consolidated subsidiary partnerships increased approximately ($101,000) during the nine months ended December 31, 2010, due to proceeds from sale of properties of approximately ($2,176,000), which exceeded net cash used in operating activities of approximately ($336,000), costs paid relating to sale of properties of approximately ($61,000), an increase in cash held in escrow of approximately ($84,000), repayments of mortgage notes of ($627,000) and a decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests of approximately ($966,000).  Included in the adjustments to reconcile the net income to net cash used in operating activities are depreciation and amortization ($944,000), loss on impairment of fixed assets ($664,000) and gain on sale of properties ($17,635,000).

Total expenses from operations for the three and nine months ended December 31, 2010 and 2009, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $27,412 and $43,054 and $119,569 and $136,338, respectively.

Accounts payable from operations as of December 31, 2010 and March 31, 2010 were $47,731 and $1,139,138, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $134,314 and $184,224 as of December 31, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of December 31, 2010 and March 31, 2010 was $0 and $11,600,608, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $526,386 and $496,971 as of December 31, 2010 and March 31, 2010, respectively.  The Partnership anticipates the payment of accrued interest on the remaining secondary loan (which makes up the majority of the accrued interest payable amount owed and which has been accumulating since the Partnership’s investment in the Local Partnership) will be made from future refinancings or sales proceeds of the Local Partnership.  In addition, such Local Partnership’s mortgage notes are collateralized by the land and buildings of the remaining Local Partnership, and are without further recourse to the Partnership.

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

The Partnership’s unconsolidated working capital reserve at December 31, 2010 was approximately $1,648,000.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,603,000 and $4,555,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item titled Due to general partners and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2010, the General Partner deemed the unpaid partnership management fees related to sold properties uncollectible and the Partnership wrote off approximately $1,508,000, resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are to be deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Item 1, Note 2 for further discussion of amounts due to the General Partner and its affiliates.  Going forward, the General Partner does not anticipate advancing any operating funds to the remaining Local Partnership in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that Local Partnership.

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

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.  The Partnership had fully invested the proceeds of its Offering in twenty eight Local Partnerships, all of which had their Tax Credits fully in place.  As of December 31, 2010, the fifteen-year compliance periods (“Compliance Period”) have expired for all properties.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$3,100,678	$2,939,498	$23,065,605	$19,275,709

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

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one asset classified as property and equipment-held for sale as of December 31, 2010 (see Note 5 in Item 1).

During the nine months ended December 31, 2010, the Partnership has recorded $664,000 as a loss on impairment of assets.  Through December 31, 2010, the Partnership has recorded approximately $25,082,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Other income decreased approximately $2,000 and $13,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to a decrease in interest income due to a reduction in the amount of cash being invested at the Partnership level.

General and administrative – related parties expenses decreased approximately $188,000 and $407,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to a decrease in partnership management fees and expense reimbursement allocations at the Partnership level due to sale of properties.

General and administrative expenses decreased approximately $16,000 and $17,000 for the three and nine months ended December 31, 2010 as compared to the corresponding periods in 2009, primarily due to a decrease in accounting, consulting and printing expenses at the Partnership level.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 1% to 9% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults upon Senior Securities. – None

Item 4.	(Removed and Reserved).

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P., attached to the Prospectus as Exhibit A*

	(3B)	Amended and Restated Certificate of Limited Partnership of Independence Tax Credit Plus L.P.*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B*

	(10B)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10C)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

*
Incorporated herein as an exhibit by reference to exhibits filed with Pre-Effective Amendment No. 1 to the Independence Tax Credit Plus L.P. Registration Statement on Form S-11 (Registration No. 33-37704).

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P.
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
its General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
a General Partner

Date:	February 8, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 8, 2011			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer